Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1995-05-15
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31,  1995
                            ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15460




                       MCNEIL REAL ESTATE FUND XXVI, L.P.
- - - - - --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                             33-0168395
- - - - - ---------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas,  Texas, 75240
- - - - - ---------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                  ------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,          December 31,
                                                                               1995                1994
                                                                            ----------          -----------
ASSETS

Real estate investments:
   Land.....................................................                $9,189,092         $ 9,189,092
   Buildings and improvements...............................                54,640,010          51,745,169
                                                                            ----------          ----------
                                                                            63,829,102          60,934,261
   Less:  Accumulated depreciation and amortization.........               (19,803,245)        (19,195,571)
                                                                            ----------          ----------
                                                                            44,025,857          41,738,690

Cash and cash equivalents...................................                 1,646,322           1,473,850
Cash segregated for security deposits.......................                   213,984             233,759
Accounts receivable, net of allowance for doubtful
   accounts of $861,670 and $864,014 at March 31,
   1995 and December 31, 1994, respectively.................                   957,676             789,641
Prepaid commissions.........................................                   400,931             404,543
Prepaid expenses and other assets...........................                   164,153             179,445
Deferred borrowing costs, net of accumulated
   amortization of $140,335 and $101,065 at March 31,
   1995 and December 31, 1994, respectively.................                   348,990             388,260
                                                                            ----------           ---------
                                                                           $47,757,913         $45,208,188
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable......................................               $11,733,203         $ 8,397,507
Mortgage note payable - affiliate...........................                   952,538             952,538
Accounts payable and accrued expenses.......................                   173,308             171,067
Accounts payable - Northway Mall renovation.................                         -             711,056
Accrued property taxes......................................                   161,951              35,325
Payable to affiliates - General Partner.....................                 2,351,221           2,151,614
Advances from affiliates - General Partner..................                   158,665             155,502
Security deposits and deferred rental income................                   218,184             231,724
                                                                            ----------          ----------
                                                                            15,749,070          12,806,333
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited Partners -90,000,000 Units authorized;
     86,553,913 Units issued and outstanding at
     March 31,  1995 and December 31, 1994..................                32,339,556          32,728,638
   General Partner..........................................                  (330,713)           (326,783)
                                                                            ----------          ----------
                                                                            32,008,843          32,401,855
                                                                            ----------          ----------
                                                                           $47,757,913         $45,208,188
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                            ----------------------------
                                                                                               1995               1994
                                                                                            ---------         ----------

Revenue:
Rental revenue.................................................                            $1,754,616         $1,607,150
Interest.......................................................                                16,849             18,852
                                                                                            ---------          ---------
  Total revenue................................................                             1,771,465          1,626,002
                                                                                            ---------          ---------

Expenses:
  Interest.....................................................                               182,875            159,810
  Interest - affiliates........................................                                29,364             16,885
  Depreciation.................................................                               607,674            574,046
  Property taxes...............................................                               195,889            203,000
  Personnel costs..............................................                               224,147            180,922
  Utilities....................................................                               281,113            258,049
  Repairs and maintenance......................................                               222,761            257,479
  Property management fees -affiliates.........................                                93,260             94,548
  Other property operating expenses............................                               113,154            134,659
  General and administrative...................................                                18,278             16,416
  General and administrative - affiliates......................                               195,962            180,519
                                                                                            ---------          ---------
    Total expenses.............................................                             2,164,477          2,076,333
                                                                                            ---------          ---------

Net loss.......................................................                            $ (393,012)        $ (450,331)
                                                                                            =========          =========

Net loss allocable to limited partners.........................                              (389,082)        $ (445,828)
Net loss allocable to General Partner..........................                                (3,930)            (4,503)
                                                                                            ---------          ---------
Net loss.......................................................                            $ (393,012)        $ (450,331)
                                                                                            =========          =========

Net loss per thousand limited partnership units:...............                            $    (4.50)        $    (5.15)
                                                                                            =========          =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financialstatements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                                 Total
                                                                                                 Partners'
                                                   General                 Limited               Equity
                                                   Partner                 Partners              (Deficit)
                                                  -------------            ------------          ------------

Balance at December 31, 1993..............            $(307,402)            $34,647,320           $34,339,918

Net loss..................................               (4,503)               (445,828)             (450,331)
                                                       --------              ----------            ----------

Balance at March 31,  1994................            $(311,905)            $34,201,492           $33,889,587
                                                       ========              ==========            ==========

Balance at December 31, 1994..............            $(326,783)            $32,728,638           $32,401,855

Net loss..................................               (3,930)               (389,082)             (393,012)
                                                       --------              ----------            ----------

Balance at March 31,  1995................            $(330,713)            $32,339,556           $32,008,843
                                                       ========              ==========            ==========




























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Three Months Ended
                                                                                     March 31,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------

Cash flows from operating activities:
   Cash received from tenants........................                   $1,592,508              $1,511,008
   Cash paid to suppliers............................                     (821,650)             (1,020,904)
   Cash paid to affiliates...........................                      (89,615)               (117,299)
   Interest received.................................                       16,849                  18,852
   Interest paid.....................................                     (159,822)               (194,680)
   Interest paid to affiliates.......................                      (26,201)                (29,979)
   Property taxes paid...............................                       (7,361)               (186,341)
   Property taxes escrowed...........................                      (62,035)                (40,980)
                                                                            ------                  ------
Net cash provided by (used in) operating activities..                      442,673                 (60,323)
                                                                         ---------               ---------
Cash flows from investing activities:
   Additions to real estate investments..............                   (3,605,897)               (821,189)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                      (36,591)                (37,262)
   Proceeds from mortgage notes financing............                    3,372,287                       -
   Payments of deferred borrowing costs..............                            -                  (2,810)
                                                                         ---------               ---------
Net cash provided by (used in) financing activities..                    3,335,696                 (40,072)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash equivalents.                      172,472                (921,584)

Cash and cash equivalents at beginning of
   period............................................                    1,473,850               3,266,323
                                                                         ---------              ----------

Cash and cash equivalents at end of period...........                   $1,646,322              $2,344,739
                                                                         =========               =========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                            1995                   1994
                                                                          --------               --------
Net loss.............................................                    $(393,012)              $(450,331)
                                                                          ---------               --------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization.....................                      607,674                 574,046
   Amortization of deferred borrowing costs..........                       39,270                  13,892
   Interest added to advances from affiliates-
     General Partner.................................                        3,163                   2,259
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       19,775                  (5,108)
     Accounts receivable.............................                     (168,035)                (85,105)
     Prepaid commissions.............................                        3,612                 (19,905)
     Prepaid expenses and other assets...............                       15,292                 (33,858)
     Accounts payable and accrued expenses...........                        2,241                (215,735)
     Accrued property taxes..........................                      126,626                  16,659
     Payable to affiliates - General Partner.........                      199,607                 142,415
     Security deposits and deferred rental
       income........................................                      (13,540)                    448
                                                                          --------                --------

       Total adjustments.............................                      835,685                 390,008
                                                                          --------                --------

Net cash provided by (used in)
   operating activities..............................                     $442,673               $(60,323)
                                                                           =======                =======

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                         Notes to Financial Statements

                                 March 31, 1995

                                  (Unaudited)

NOTE 1.
- - - - - ------

McNeil Real Estate Partners XXVI, L.P., (the "Partnership"), formerly known as Southmark Equity Partners III, Ltd. was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential and commercial properties. The General Partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVI, L.P. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - ------

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 4.
- - - - - ------

The Partnership pays property management fees equal to 5% of gross rental receipts for its residential property and 6% of gross rental revenues for its commercial properties to McNeil Real Estate Management, Inc., ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential property. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental revenue plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $1,785,450 were outstanding at March 31, 1995.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%

The advances from affiliates at March 31, 1995 and December 31, 1994 consist of the following:


                                                                          March 31,             December 31,
                                                                            1995                    1994
                                                                          ---------             ------------

Advances from General Partner........................                     $130,518                $130,518
Accrued interest payable.............................                       28,147                  24,984
                                                                           -------                 -------
                                                                          $158,665                $155,502
                                                                           =======                 =======


In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed at March 31, 1995. The note is secured by Continental Plaza and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 2 1/2% with the principal balance due March 1, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                             1995                    1994
                                                                          --------                  ------
Property management fees.............................                      $93,260                 $94,548
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                        3,163                   2,259
   Interest on mortgage note payable - affiliate.....                       26,201                  14,626
Charged to general and administrative - affiliates:
   Partnership administration........................                       74,530                  62,170
   Asset management fee..............................                      121,432                 118,349
                                                                           -------                 -------
                                                                          $318,586                $291,952
                                                                           =======                 =======


The total payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
- - - - - ------

The Partnership has been undergoing a major capital improvement program to convert Northway Mall into a value oriented retail shopping center specializing in brand merchandise at less-than-retail prices. In the third quarter of 1994, management finalized a construction mortgage loan on Northway Mall totaling $11 million to finance this program. The mortgage note allows for monthly withdrawals of principal in the amount of approved invoices. The Partnership had drawn $4,493,761 of the loan proceeds at March 31, 1995. The principal amount is due in two years and accrues interest at a variable rate which is payable from the loan. The current interest rate is 10%.

NOTE 6.
- - - - - ------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $45,263 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $14,600, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - - -------------------

There  has been  no  significant  change  in  the  financial  condition  of the
Partnership  since  December  31,  1994.   The net loss  for  the  first three
months of 1995 was $393,012 as compared to a net loss of $450,331 for the first three months of 1994.

Amargosa Creek Apartments, Continental Plaza and Westwood Office have maintained stable occupancies during the first quarter of 1995. Edison Ford Square's occupancy rate, which had dropped to 54% at the end December 1994, is unchanged and management is continuing to evaluate alternatives to determine the highest and best use of this property.

The Partnership has been undergoing a major capital improvement program to convert Northway Mall into a value oriented retail shopping center specializing in brand merchandise at less-than-retail prices. In the third quarter of 1994, management finalized a construction mortgage loan on Northway Mall totaling $11 million to finance this program. The mortgage note allows for monthly withdrawals of principal in the amount of approved invoices. The Partnership had drawn $4,493,761 of the loan proceeds at March 31, 1995. The principal amount is due in two years and accrues interest at a variable rate which is payable from the loan. The current interest rate is 10%. In 1993, mortgage loans totaling $3.4 million on Westwood Center and Continental Plaza, previously unencumbered assets, were obtained. The proceeds from these loans are also being used to partially finance the capital improvement program at Northway Mall. The estimated costs to complete the project is approximately $13 million. A major portion of the improvement program has been completed and two of the new anchor tenants have opened, improving the center's occupancy rate to 69% at March 31, 1995. Two other anchor tenants have signed leases totaling 53,346 square feet and are expected to move in during the second quarter of 1995. Management is currently negotiating a letter of intent for the remaining anchor space.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Total Partnership revenues were $1,771,465 for the three months ended March 31, 1995 as compared to $1,626,002 for the same period of 1994. Rental revenue increased $147,466 for the three months ended March 31, 1995, as compared to the same period of 1994, primarily due to the increased occupancy at Northway Mall.

Expenses:

Total expenses increased $88,144 for the three months ended March 31, 1995, as compared to the same period of 1994.

Interest expense increased $23,065 for the three months ended March 31, 1995, as compared to the same period of 1994, due to the 1994 construction financing at Northway Mall.

Personnel expenses increased $43,255 for the three months ended March 31, 1995, as compared to the same period of 1994, due to higher compensation for property personnel.

Repairs and maintenance decreased $34,718 for the three months ended March 31, 1995 as compared to the same period of 1994. The decrease is primarily due to a decrease in snow removal expense at Northway Mall that resulted from the milder winter weather in 1995 as compared to 1994.

Other property operating expenses decreased $21,505 for the three months ended March 31, 1995 as compared to the same period of 1994. During the first three months of 1994, Edison Ford Square incurred advertising and space planning expense of approximately $8,000. No such expense was incurred during the first quarter of 1995. The remaining amount of the decrease is primarily due to lower legal fees incurred at Northway Mall for tenant evictions and relocations.


LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

Cash flow from operations was $442,673 for the period ended March 31, 1995 as compared to cash used by operations of $60,323 for the same period of 1994. The change in cash flow from operations is primarily due to a decrease in cash paid to suppliers and property taxes paid. The 1994 cash paid to suppliers includes a reduction of delinquent payables, due to the improved cash position of the Partnership. The decrease in property tax payments is primarily due to a change in the due date of the tax payments for Edison Ford Square. The 1993 taxes were paid in February 1994 and the 1994 taxes were paid in December 1994.

Additions to real estate totaled $3,605,897 for the three months ended March 31, 1995 as compared to $821,189 for the same period of 1994. Proceeds from mortgage notes financing totaled $3,372,287 for the three months ended March 31, 1995. As previously discussed, the Partnership is currently undergoing a major capital improvement program at Northway Mall which will greatly enhance the property's performance. The funding for this program is coming from a construction mortgage loan encumbering Northway Mall, as well as mortgage loans previously obtained on Westwood Center and Continental Plaza (see Financial Condition).

Short-term liquidity
- - - - - --------------------

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowing under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings.

Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The present cash balance is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. There are no mortgage maturities, other than those in connection with regular monthly payments, until 1996, when the McNeil XXVII loan and the Northway Mall construction loan mature.

Long-term liquidity
- - - - - -------------------

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates, or the ultimate sale of the properties.
Sales and refinancings are possibilities only and cannot be assured.

The Partnership does not have any significant mortgage maturities until 1996 when the Northway Mall construction loan and the affiliate mortgage note on Continental Plaza are due. Management is currently negotiating a permanent financing loan on Northway Mall pursuant to the completion of the renovation project. The permanent financing is projected to occur during 1995 with the proceeds from the financing to be used to pay off the construction loan as well as the affiliate mortgage note due in 1996. Additionally, these proceeds may be used to repay the affiliate advances as well as reduce the outstanding affiliate payables. The mortgage notes payable on Amargosa Creek Apartments and Westwood Center mature in 1998 and the Partnership expects to refinance these notes at that time.

Distributions
- - - - - -------------

To maintain adequate cash balances of the Partnership, distributions to the limited partners were suspended in 1991. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - ------   --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description

          4.                        Amended and  Restated  Limited  Partnership  Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference  to Current  Report of the  Registrant  on Form 8-K
                                    dated March 30, 1992, as filed on April 10, 1992).

         11.                        Statement regarding  computation of Net Loss per Thousand Limited Partnership
                                    Units:  Net  loss  per  thousand  limited  partnership  units  is computed by dividing net loss allocated to the limited partners by the  weighted  average
                                    number of limited partnership units outstanding expressed in thousands.   Per
                                    unit information has been computed based on 86,554 Limited Partnership  Units
                                    (in thousands) outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                        McNEIL REAL ESTATE FUND XXVI, L.P.

                                                        By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner




       May 12, 1995                                    By:  /s/ Donald K. Reed
- - - - - -----------------------------                               ----------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       May 12, 1995                                    By: /s/ Robert C. Irvine
- - - - - -----------------------------                               ----------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       May 12, 1995                                    By:  /s/ Carol A. Fahs
- - - - - -----------------------------                               ----------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
