Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1995-11-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30,  1995
                              ---------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15460




                       MCNEIL REAL ESTATE FUND XXVI, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                              33-0168395
------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                    --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                           September 30,       December 31,
                                                                              1995                 1994
                                                                            ----------          ----------
ASSETS

Real estate investments:
   Land.....................................................               $ 9,189,092         $ 9,189,092
   Buildings and improvements...............................                59,265,289          51,745,169
                                                                            ----------          ----------
                                                                            68,454,381          60,934,261
   Less:  Accumulated depreciation and amortization.........               (21,300,470)        (19,195,571)
                                                                            ----------          ----------
                                                                            47,153,911          41,738,690

Cash and cash equivalents...................................                 1,424,827           1,473,850
Cash segregated for security deposits.......................                   200,778             233,759
Accounts receivable, net of allowance for doubtful
   accounts of $620,249 and $864,014 at September 30,
   1995 and December 31, 1994, respectively.................                 1,116,947             789,641
Prepaid commissions.........................................                   388,116             404,543
Prepaid expenses and other assets...........................                   457,483             179,445
Deferred borrowing costs, net of accumulated
   amortization of $218,875 and $101,065 at September 30,
   1995 and December 31, 1994, respectively.................                   270,450             388,260
                                                                            ----------          -----------
                                                                           $51,012,512         $45,208,188
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage notes payable......................................               $15,195,256         $ 8,397,507
Mortgage note payable - affiliate...........................                   952,538             952,538
Accounts payable and accrued expenses.......................                   269,280             171,067
Accounts payable - Northway Mall renovation.................                         -             711,056
Accrued property taxes......................................                   311,953              35,325
Payable to affiliates - General Partner.....................                 2,731,698           2,151,614
Advances from affiliates - General Partner..................                   165,133             155,502
Security deposits and deferred rental income................                   207,469             231,724
                                                                            ----------          ----------
                                                                            19,833,327          12,806,333
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited  Partners  -90,000,000  Units  authorized;
   86,548,983 and 86,553,913 Units issued and outstanding
   at September 30, 1995 and December 31, 1994,
   respectively........................                                     31,518,195          32,728,638
   General Partner..........................................                  (339,010)           (326,783)
                                                                            ----------          ----------
                                                                            31,179,185          32,401,855
                                                                            ----------          ----------
                                                                           $51,012,512         $45,208,188
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                                   September 30,                       September 30,
                                           ----------------------------         ----------------------------
                                             1995               1994               1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $2,059,713         $1,606,782        $5,709,792         $4,871,529
   Interest......................             25,509             15,300            66,891             49,674
   Gain on legal settlement......                  -                  -            59,874                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,085,222          1,622,082         5,836,557          4,921,203
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            327,998            165,826           793,193            494,539
   Interest - affiliates.........             30,622             26,203            90,851             66,867
   Depreciation and
     amortization................            784,430            619,525         2,104,899          1,810,441
   Property taxes................            196,962            168,588           589,813            567,245
   Personnel expenses............            201,652            192,672           610,167            536,428
   Utilities.....................            273,716            261,606           822,897            794,456
   Repairs and maintenance.......            223,662            210,673           677,257            717,055
   Property management
     fees - affiliates...........            113,899             94,805           318,600            293,585
   Other property operating
     expenses....................            161,866            176,458           422,854            456,943
   General and administrative....             22,428             46,307            59,470             83,099
   General and administrative -
     affiliates..................            184,564            174,915           569,226            529,639
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,521,799          2,137,578         7,059,227          6,350,297
                                           ---------          ---------         ---------          ---------

Net loss.........................         $ (436,577)        $ (515,496)      $(1,222,670)       $(1,429,094)
                                           =========          =========        ==========         ==========

Net loss allocable
   to limited partners...........           (432,211)          (510,341)       (1,210,443)        (1,414,803)
Net loss allocable
   to General Partner............             (4,366)            (5,155)          (12,227)           (14,291)
                                           ---------          ---------         ---------         ----------
Net loss.........................         $ (436,577)       $  (515,496)      $(1,222,670)       $(1,429,094)
                                           =========         ==========        ==========         ==========

Net loss per thousand
   limited partnership unit......         $    (4.99)       $     (5.90)      $    (13.99)       $    (16.35)
                                           =========         ==========        ==========         ==========











The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994


                                                                                                   Total
                                                                                                   Partners'
                                                        General               Limited              Equity
                                                        Partner               Partners             (Deficit)
                                                       ---------             ----------           -----------
Balance at December 31, 1993..............            $(307,402)            $34,647,320           $34,339,918

Net loss..................................              (14,291)             (1,414,803)           (1,429,094)
                                                       --------              ----------            ----------

Balance at September 30, 1994.............            $(321,693)            $33,232,517           $32,910,824
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(326,783)            $32,728,638           $32,401,855

Net loss..................................              (12,227)             (1,210,443)           (1,222,670)
                                                       --------              ----------            ----------

Balance at September 30, 1995.............            $(339,010)            $31,518,195           $31,179,185
                                                       ========              ==========            ==========




























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Decrease in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                   $5,392,120             $ 4,840,489
   Cash received from legal settlement...............                       59,874                       -
   Cash paid to suppliers............................                   (2,904,342)             (2,764,000)
   Cash paid to affiliates...........................                     (307,742)               (313,740)
   Interest received.................................                       66,891                  49,674
   Interest paid.....................................                     (552,637)               (452,870)
   Interest paid to affiliates.......................                      (81,220)                (74,599)
   Deferred borrowing costs paid.....................                            -                (180,232)
   Property taxes paid...............................                     (288,540)               (545,566)
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,384,404                 559,156
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                   (7,520,120)             (2,579,419)
   Change in Northway Mall accrual...................                     (711,056)                      -
                                                                         ---------               ---------
Net cash used in investing activities................                   (8,231,176)             (2,579,419)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                      (92,278)                (91,457)
   Proceeds from mortgage notes financing............                    6,890,027                 304,951
                                                                         ---------               ---------
Net cash provided by financing activities............                    6,797,749                 213,494
                                                                         ---------               ---------

Net decrease in cash and cash equivalents............                      (49,023)             (1,806,769)

Cash and cash equivalents at beginning of
   period............................................                    1,473,850               3,266,323
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $1,424,827             $ 1,459,554
                                                                         =========              ==========













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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        ---------------------------------
                                                                           1995                   1994
                                                                        ----------             ----------
Net loss.............................................                  $(1,222,670)           $(1,429,094)
                                                                        ----------             ----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,104,899               1,810,441
   Amortization of deferred borrowing costs..........                      117,810                  58,479
   Interest added to advances from affiliates-
     General Partner.................................                        9,631                   7,622
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       32,981                 (14,647)
     Accounts receivable.............................                     (327,306)                  2,676
     Prepaid commissions and marketing costs.........                       16,427                 (54,636)
     Prepaid expenses and other assets...............                     (278,038)                (43,336)
     Deferred borrowing costs........................                            -                (180,232)
     Accounts payable and accrued expenses...........                       98,213                (155,295)
     Accrued property taxes..........................                      276,628                  52,486
     Payable to affiliates - General Partner.........                      580,084                 494,130
     Security deposits and deferred rental
       income........................................                      (24,255)                 10,562
                                                                         ---------               ---------

       Total adjustments.............................                    2,607,074               1,988,250
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,384,404              $  559,156
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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                         Notes to Financial Statements

                               September 30, 1995

                                  (Unaudited)

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,013,190 were outstanding at September 30, 1995.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%

The advances from affiliates at September 30, 1995 and December 31, 1994 consist of the following:

                                                                        September 30,           December 31,
                                                                            1995                    1994
                                                                          --------                 -------
Advances from General Partner........................                     $130,518                $130,518
Accrued interest payable.............................                       34,615                  24,984
                                                                           -------                 -------
                                                                          $165,133                $155,502
                                                                           =======                 =======


In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed at September 30, 1995 and December 31, 1994. The note is secured by Continental Plaza and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 2 1/2% with the principal balance due March 1, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $318,600                $293,585
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                        9,631                   7,622
   Interest on mortgage note payable - affiliate.....                       81,220                  59,245
Charged to general and administrative - affiliates:
   Partnership administration........................                      220,054                 184,404
   Asset management fee..............................                      349,172                 345,235
                                                                           -------                 -------
                                                                          $978,677                $890,091
                                                                           =======                 =======


The total payable to affiliates - General Partner at September 30, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
------

The Partnership has been undergoing a major capital improvement program to convert Northway Mall into a value oriented retail shopping center specializing in brand merchandise at less-than-retail prices. In the third quarter of 1994, management finalized a construction mortgage loan on Northway Mall totaling $11 million to finance this program. The mortgage note allows for monthly withdrawals of principal in the amount of approved invoices. The Partnership has drawn $8,011,500 of the loan proceeds at September 30, 1995. The principal amount is due in two years and accrues interest at a variable rate which is payable by the Partnership to the extent of excess cash, as defined. The remaining amount of interest due is payable from the loan.

NOTE 6.
------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $45,263 in cash, and common and preferred stock in the reorganized Southmark subsequently sold for $14,611 cash, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the financial condition of the Partnership since December 31, 1994. The net loss for the first nine months of 1995 was $1,222,670 as compared to a net loss of $1,429,094 for the first nine months of 1994.

Amargosa Creek Apartments, Continental Plaza and Westwood Office have maintained stable occupancies during the first quarter of 1995. Edison Ford Square's occupancy rate was 46% at September 30, 1995. Management is continuing to evaluate alternatives to determine the highest and best use of this property.

The Partnership has been undergoing a major capital improvement program to convert Northway Mall into a value oriented retail shopping center specializing in brand merchandise at less-than-retail prices. In the third quarter of 1994, management finalized a construction mortgage loan on Northway Mall totaling $11 million to finance this program. The mortgage note allows for monthly withdrawals of principal in the amount of approved invoices. The Partnership has drawn $8,011,500 of the loan proceeds at September 30, 1995. The principal amount is due in two years and accrues interest at a variable rate which is payable by the Partnership to the extent of excess cash, as defined. The remaining amount of interest due is payable from the loan. In 1993, mortgage loans totaling $3.4 million on Westwood Center and Continental Plaza, previously unencumbered assets, were obtained. The proceeds from these loans are also being used to partially finance the capital improvement program at Northway Mall. The estimated costs to complete the project is approximately $13 million. Most of the improvement program has been completed and four of the new anchor tenants have opened, improving the center's occupancy rate to 84% at September 30, 1995. One remaining anchor tenant has signed a letter of intent for space totaling approximately 13,000 square feet and is expected to move in during the fourth quarter of 1995.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $2,085,222 and $5,836,557 for the three and nine months ended September 30, 1995, respectively, as compared to $1,622,082 and $4,921,203 for the three and nine months ended September 30, 1994, respectively. Rental revenue increased $452,931 and $838,263 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, primarily due to the increased occupancy at Northway Mall.

As discussed in Item 1 - Note 6, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $59,874 gain in the second quarter of 1995 as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses increased $384,221 and $708,930 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, primarily due to an increase in interest and depreciation and amortization expense, as discussed below.

Interest expense increased $162,172 and $298,654 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, due to the construction financing at Northway Mall.

Interest expense - affiliates increased $4,419 and $23,984 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, due to a higher interest rate on the affiliate mortgage.

Depreciation and amortization increased $164,905 and $294,458 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, due to the renovation at Northway Mall.

Property taxes increased $28,374 and $22,568 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. During the third quarter of 1994, Continental Plaza received a $26,113 property tax refund. No such refund was received in 1995.

Personnel expenses increased $8,980 and $73,739 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, due to an increase in personnel at Northway Mall because of the increased occupancy, as well as higher compensation for property personnel at the Partnership's remaining properties.

Repairs and maintenance increased $12,989 and decreased $39,798 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The third quarter increase is primarily due to an increase in service and repairs and maintenance expenses at Northway Mall that is attributable to the increased occupancy. The nine month decrease is primarily due to a decrease in snow removal expense at Northway Mall that resulted from the milder winter weather in 1995 as compared to 1994.

Property management fees - affiliates increased $19,094 and $25,015 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The increased occupancy at Northway Mall led to an increase in tenant receipts on which the management fee is based.

General and administrative expenses decreased $23,879 and $23,629 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. During the third quarter of 1994, Westwood Center incurred $22,500 professional fees for an appraisal. No such fees were incurred during 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations was $1,384,404 for the nine months ended September 30, 1995 as compared to $559,156 for the same period of 1994. The change in cash flow from operations is primarily due to an increase in tenant receipts and a decrease in property taxes paid. The increased occupancy at Northway Mall led to an increase in tenant receipts. The decrease in property tax payments is primarily due to a change in the due date of the tax payments for Edison Ford Square. The 1993 taxes were paid in February 1994 and the 1994 taxes were paid in December 1994.

Additions to real estate investments totaled $7,520,120 for the nine months ended September 30, 1995 as compared to $2,579,419 for the same period of 1994. Proceeds from mortgage notes financing totaled $6,890,027 for the nine months ended September 30, 1995. As previously discussed, the Partnership is currently undergoing a major capital improvement program at Northway Mall which will greatly enhance the property's performance. The funding for this program is coming from a construction mortgage loan encumbering Northway Mall, as well as mortgage loans previously obtained on Westwood Center and Continental Plaza (see Financial Condition).

Short-term liquidity
--------------------

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowing under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings.

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

Long-term liquidity
-------------------

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

Distributions
-------------

To maintain adequate cash balances of the Partnership, distributions to the limited partners were suspended in 1991. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman,
et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought re-covery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of the Defendants, except it overturned the Summary Judgment as to the fraud claim against Ernst & Young. Therefore, Plaintiffs will proceed to trial unless a reasonable settlement can be effected between the parties. The ultimate outcome of this litigation cannot be determined at this time.

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

         4.1                        Amendment No. 1 to the Amended and Restated  Limited  Partnership  Agreement of
                                    McNeil Real Estate Fund XXVI, L.P. dated June 1995.

         11.                        Statement regarding  computation of Net Loss per Thousand Limited  Partnership
                                    Units: Net loss per thousand limited  partnership units is computed by dividing net loss  allocated to the  limited  partners  by  the  weighted average number of limited  partnership units outstanding expressed in thousands. Per unit
                                    information   has  been  computed  based  on 86,549 and 86,554 Limited  Partnership
                                    Units (in thousands) outstanding in 1995 and 1994, respectively.

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXVI, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



      November 14, 1995                            By:  /s/  Donald K. Reed
----------------------------------                     ----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      November 14, 1995                            By:  /s/  Robert C. Irvine
----------------------------------                     ----------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      November 14, 1995                            By:  /s/  Carol A. Fahs
----------------------------------                     ----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

