Form 10-K
period 1995-12-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1996-03-29
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the fiscal year ended                December 31, 1995
                                   -------------------------------------------

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


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code      (214)  448-5800
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

83,583,671 of the registrant's 86,533,671 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 38

                                TOTAL OF 39 PAGES

                                     PART I

ITEM 1.      BUSINESS
------       --------

ORGANIZATION
------------

McNeil Real Estate Fund XXVI, L.P., (the "Partnership"), formerly known as Southmark Equity Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential and commercial properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 86, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

On July 22, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-5568) and commenced a public offering for sale of $90,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 21, 1987 with 86,553,913 Units sold at one dollar each, or gross proceeds of $86,553,913 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15460). In 1995, 4,930 Units were relinquished leaving 86,548,983 Units outstanding as of December 31, 1995. Subsequent to year end, 15,312 Units were relinquished leaving 86,533,671 Units outstanding as of February 16, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates. On March 13, 1991, McREMI commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXVI, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to March 13, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992 meeting were implemented as of that date.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $45,263 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $14,611, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $59,874.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1995, the Partnership owned five income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement.

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of the competitive conditions for the Partnership's properties see
Item 2 - Properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.      PROPERTIES
------       ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned by the Partnership in fee and are encumbered by mortgage indebtedness, with the exception of Edison Ford Square. See Item 8 -
Note 5 - "Mortgage Notes Payable" and Note 7 - "Mortgage Notes Payable - Affiliate". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.


                                             Net Basis of                             1995         Date
Property              Description              Property            Debt          Property Taxes  Acquired
--------              -----------             ----------        ----------       --------------  --------
Amargosa Creek        Apartments
   Lancaster, CA      216 units               $5,970,957        $4,808,711          $ 74,373       12/86

Edison Ford
Square                Retail Center
   Ft. Myers, FL      144,069 sq. ft.          3,982,203                 -            70,151        7/87

Continental Plaza     Office Building
   Scottsdale, AZ     54,538 sq. ft.           2,260,886           952,538            46,003       11/86

Northway Mall         Retail Center
   Pittsburgh, PA     390,045 sq. ft.         24,469,175        15,000,000           277,859        6/87

Westwood Center       Office Building
   Tampa, FL          126,107 sq. ft.          7,945,780         2,336,210           185,874        3/87
                                              ----------        ----------           -------
                                             $44,629,001       $23,097,459          $654,260
                                              ==========        ==========           =======

-----------------------------------------
Total:   Apartments  -  216 Units
         Retail Centers - 534,114 sq. ft.
         Office Buildings - 180,645 sq. ft.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                         1995           1994            1993           1992            1991
                                       -------        --------        -------        -------         -------
Amargosa Creek
   Occupancy Rate............             92%             89%            86%            95%             78%
   Rent Per Square Foot......          $ 7.15          $ 7.17         $ 6.94         $ 6.87          $ 6.98

Edison Ford Square
   Occupancy Rate............             46%             54%            80%            83%             78%
   Rent Per Square Foot......          $ 4.80          $ 5.84         $ 6.43         $ 6.28          $ 6.24

Continental Plaza
   Occupancy Rate............            100%             98%            98%            72%             65%
   Rent Per Square Foot......          $12.03          $10.50         $10.30         $ 8.68          $ 9.51

Northway Mall
   Occupancy Rate............             87%             61%            53%            78%             83%
   Rent Per Square Foot......          $ 8.97          $ 5.74         $ 6.59         $ 8.37          $ 8.25

Westwood Center
   Occupancy Rate............             92%             90%            95%            88%             63%
   Rent Per Square Foot......          $11.95          $11.78         $11.58         $ 8.77          $ 7.38

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Amargosa Creek Apartments
-------------------------

Amargosa Creek Apartments, built in 1984, is located in the Mojave Desert, east of the Antelope Valley Freeway, south of downtown Lancaster, California. The major industry in the Antelope Valley is aerospace and Edward's Air Force Base is located 26 miles from the property. During the past three years the property has had interior and exterior upgrades that were necessary to compete with the market as well as to overcome the negative reputation created by being located in a high-crime locale. These improvements have proved to be effective, as the property ended the year at an occupancy rate of 92% which is three percent ahead of the market average. Amargosa Creek is expected to continue to demonstrate stabilized economic growth during 1996 and beyond; however, since the market is strongly affected by the aerospace industry; any layoffs or growth will significantly impact the property's performance.

Continental Plaza
-----------------

Continental Plaza is an office building located in prestigious north Scottsdale, Arizona, an eastern suburb of Phoenix. The garden-style property consists of two Spanish style buildings surrounding a courtyard. Continental Plaza ended the year at a 100% occupancy rate as compared to a market average of 90%. Rental rates in the Scottsdale market declined in the early 1990's due to an oversupply of office space. Minimal commercial growth since then is allowing the market to recover. Occupancy rates at Continental Plaza are expected to remain at current levels during 1996 and revenue growth is expected due to escalating lease rates.

Edison Ford Square
------------------

Edison Ford Square, built in 1960 and located in downtown Fort Myers, Florida, has evolved from primarily a retail center to more of a service center. This transformation occurred as a result of demographic changes that reduced major retailers' interest in this location. Formerly known as Boulevard Plaza, the property was renamed to Edison Ford Square in 1993 due to the property's proximity to the Thomas Edison and Henry Ford estates. The property is located within walking distance of this historical attraction; thus the name was changed to capitalize on the tourism market. Plans for a major renovation that would capture the architecture and style of the Edison home began in 1993; however the loss of two major anchors in 1994 made this renovation impractical. The property, located in the center of the downtown entertainment district, offers easy access, high visibility and expansive parking; however the property is dated in appearance and has a lot of deferred maintenance.

Northway Mall
-------------

Northway Mall, built in the early 1960's and opened in 1962, is a multi-level facility consisting of approximately 397,000 square feet of retail space and mezzanine level office suites. It is located 12 miles south of the Pennsylvania State Turnpike in the North Hills area of Pittsburgh, Pennsylvania. In August 1994 after the construction financing was secured, the mall was renovated and had a grand opening and ribbon cutting on May 6, 1995. Management is currently searching for two tenants to occupy approximately 20,000 square feet. The occupancy rate at December 31, 1995 was 87% and is projected to reach 93% during 1996. The greater Pittsburgh area is very stable with occupancies approaching the 90% mark and shopping centers adjacent to Northway Mall are currently 92% occupied.

Westwood Center
---------------

Westwood Center, an eight-story office building built in 1984, is located in the Westshore Business District of Tampa, Florida. A three year capital plan to renovate the exterior as well as the interior common areas began in 1991 and was completed in 1993. These improvements have allowed the property to maintain competitiveness with the local market. Overall, the Westshore Business District continues to hold stable occupancies of 94% and Westwood Center ended the year with a 92% occupancy. Current market concerns include the property's location near a declining neighborhood and the area's higher than average crime rate. Presently, there is no new office building construction in the Westshore Business District, and the property is positioned for steady growth in the coming years.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                            Number of                                    Annual         % of Gross
                           Expirations           Square Feet              Rent          Annual Rent
                           -----------           -----------           ---------        -----------
Continental Plaza
-----------------
1996                            6                     7,668          $    94,242             15%
1997                            8                    11,549              151,390             23%
1998                            8                    14,570              178,532             27%
1999                            2                     3,074               38,929              6%
2000                            4                    17,677              191,787             29%
2001-2005                       -                         -                    -              -



                            Number of                                    Annual         % of Gross
                           Expirations           Square Feet              Rent          Annual Rent
                           -----------           -----------           ---------        -----------
Edison Ford Square
------------------
1996                            7                    19,519          $   138,789             15%
1997                            2                     1,979               13,081              1%
1998                            3                     3,268               27,363              3%
1999                           10                    34,443              201,862             22%
2000                            3                     8,379               49,731              6%
2001                            -                         -                    -              -
2002                            1                     7,132               53,847              6%
2003                            -                         -                    -              -
2004                            2                     5,028               54,655              6%
2005                            -                         -                    -              -

Northway Mall
-------------
1996                           12                    39,559          $   327,301              9%
1997                            3                     4,538               47,491              1%
1998                            4                    12,263              115,251              3%
1999                            7                    84,156              418,559             11%
2000                            7                     9,096              137,167              4%
2001                            3                     3,632               67,360              2%
2002                            4                    13,589              191,532              5%
2003                            -                         -                    -              -
2004                            1                    69,639              405,299             11%
2005                            3                    39,304              436,390             12%

Westwood Center
---------------
1996                           10                    18,992          $   254,916             15%
1997                           10                    53,407              693,234             42%
1998                            2                     2,392               32,269              2%
1999                            8                    32,981              454,533             27%
2000                            3                     4,110               55,486              3%
2001-2005                       -                         -                    -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

 Nature of
 Business                        Square Footage                                                 Lease
   Use                              Leased                      Annual Rent                   Expiration
---------                          ---------                   ------------                   ----------
Continental Plaza
-----------------
   General Business                   5,952                       $ 71,424                       2000
   General Business                  10,433                        104,330                       2000

Edison Ford Square
------------------
   None

Northway Mall
-------------
   Department Store                  73,500                       $275,625                       1999
   Department Store                  69,639                        405,299                       2004

Westwood Center
---------------
   General Office                    13,009                       $164,121                       1997
   General Office                    17,225                        232,538                       1997
   General Office                    14,640                        209,352                       1999

ITEM 3.      LEGAL PROCEEDINGS
------       -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

     HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young,  BDO Seidman et
     ---------------------------------------------------------------------------
     al (Case #92-06560-A). This suit was filed on behalf of the Partnership and
     --------------------
     other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

For a discussion of the Southmark  bankruptcy,  see Item 1 - Business.  See also
Item 8 - Note 9 - "Gain on Legal Settlement".

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

None.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
------       ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)   Title of Class                               Number of Record Unit Holders
      --------------                               -----------------------------

      Limited partnership units                    7,156 as of February 16, 1996

(C) No distributions were made to the partners in 1995 or 1994 and none are anticipated in 1996. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions".

ITEM 6. SELECTED FINANCIAL DATA
------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                Years Ended December 31,
                                     -------------------------------------------------------------------------
Operations                               1995           1994           1993            1992           1991
------------------                   ------------   ------------   -------------   ------------   ------------
Rental revenue...............       $   7,568,361  $   6,385,998  $    6,708,736  $   6,942,367  $   6,773,720
Write-down for permanent
   impairment of real estate.          (2,200,000)             -      (7,239,353)    (4,602,377)      (620,000)
Loss before extraordinary
   items.....................          (5,063,046)    (1,938,063)     (8,843,767)    (6,795,983)    (4,563,202)
Extraordinary items..........                   -              -               -         91,952      1,377,921
Net loss.....................          (5,063,046)    (1,938,063)     (8,843,767)    (6,704,031)    (3,185,281)

Loss per thousand limited
   partnership units:
   Loss before
     extraordinary items.....       $      (57.91) $      (22.17)  $     (101.15) $      (77.73)  $     (52.19)
   Extraordinary items.......                   -              -               -           1.05          15.76
                                     ------------   ------------    ------------   ------------    -----------
   Net loss..................       $      (57.91) $      (22.17)  $     (101.15) $      (76.68)  $     (36.43)
                                     ============   ============    ============   ============    ===========

Distributions per thousand
   limited partnership
   units.....................       $           -  $           -   $           -  $           -   $       5.00
                                     ============   ============    ============   ============    ===========


                                                                  As of December 31,
                                     -------------------------------------------------------------------------
Balance Sheets                            1995           1994            1993           1992           1991
--------------                         ----------     ----------      ----------     ----------     ----------

Real estate, net                      $44,629,001    $41,738,690     $39,917,222    $48,201,116    $54,925,023
Total assets                           54,217,223     45,208,188      45,097,635     49,921,437     56,677,241
Mortgage notes payable                 23,097,459      9,350,045       8,343,376      4,871,326      4,906,644
Partners' equity                       27,338,809     32,401,855      34,339,918     43,183,685     49,887,716

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1987, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The original acquisitions of properties were all cash. In 1993, the Partnership obtained refinancing on Amargosa Creek Apartments, financing on Westwood Center and also obtained financing on Continental Plaza from an affiliate of the General Partner. In 1994, the Partnership obtained a construction loan to finance the major capital improvement program at Northway Mall. The capital improvement program at Northway Mall was completed during 1995 and the property obtained permanent financing in December 1995, as discussed below.

Occupancy rates at Continental Plaza increased in 1993, but rental rates in the Scottsdale, Arizona market remained depressed. During 1993, the market stabilized, but did so at a level which would have made it difficult for the Partnership to ultimately realize its then carrying value over the next five to seven years. Accordingly, the Partnership recorded a $1,239,353 write-down for permanent impairment during the second quarter of 1993.

Edison Ford Square is a 141,000 sq. ft. retail center in Ft. Myers, Florida that has evolved from primarily retail, to more of a service center use It was 46%, 54% and 80% occupied at December 31, 1995, 1994 and 1993. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates, significant historical attractions in the area. Plans for a major renovation that would have captured the architecture and style of the Edison home began in 1993. However, with the loss of two major anchors in 1994, it was not viable to continue this project. During 1995, a full, in-depth market analysis was performed to determine the center's highest and best use. It was determined that the only viable alternative would be a complete redevelopment and renovation of the center; however, the Partnership has decided not to pursue this alternative because of the inherent risks and economic uncertainties. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995, which approximated the value of the land. These facts have led to the conclusion that a permanent impairment has been sustained. Accordingly, the Partnership recorded a write-down for permanent impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated net realizable value, which approximates the value of the land.

The Partnership has been undergoing a major capital improvements program to convert Northway Mall into a value oriented retail shopping center specializing in brand name merchandise at less-than-retail prices since 1994. In 1993, mortgage loans totaling $3.4 million on Westwood Center and Continental Plaza, previously unencumbered assets, were obtained. The proceeds from these loans were used to partially finance the capital improvement program at Northway Mall. In the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance the balance of the capital improvement program. The mortgage note allowed for monthly withdrawals of principal in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate at December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 were capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Management obtained permanent financing for the capital improvements program in December 1995. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note as well as the affiliate mortgage note discussed below. The renovations were completed during 1995. As a part of the renovations, assets valued at approximately $1,248,000 were demolished or removed and written off in the fourth quarter of 1995. Four anchor tenants and several smaller tenants have moved in during 1995 due to the completion of the renovation. The decision to renovate the mall was made after exhaustive analyses and studies conducted by management to determine future cash flows of the mall based upon stabilized leases. Accordingly, based upon the level of rental revenues that would be generated from these leases, management concluded at that time that the Partnership could not ultimately realize its then carrying value over the next five to seven years. Accordingly, a write-down for permanent impairment in the amount of $6 million was recorded during 1993 to record the asset to its net realizable value.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Partnership revenues increased by $1,271,972 or 20% in 1995 as compared to 1994. Rental revenue and interest income increased by $1,182,363 and $29,735, respectively.

Rental revenues for 1995 were $7,568,361 as compared to $6,385,998 for 1994. This increase is primarily due to the increase in occupancy rates at four of the five Partnership's properties, with the largest increase occurring at Northway Mall.

Interest income increased $29,735 for 1995 as compared to 1994 primarily due to the Partnership's increased cash balance. The proceeds from the Northway Mall refinancing of approximately $5,800,000 were deposited in December 1995 resulting in an increase of approximately $11,000 of interest income for December 1995.

In 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $59,874 gain during 1995 as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses increased $4,396,955 or 52% in 1995 as compared 1994 primarily due to an increase in interest, depreciation and amortization expense, the loss on demolition and replacement of assets, and the write-down for permanent impairment on Edison Ford Square, as discussed below.

Interest expense increased $469,121 or 69% in 1995 as compared 1994 due to the construction financing at Northway Mall.

Interest expense - affiliates increased $26,553 or 28% in 1995 as compared to 1994 due to a higher interest rate on the affiliate mortgage.

Depreciation and amortization increased $241,374 or 10% in 1995 as compared to 1994 due to the renovation at Northway Mall.

Personnel expenses increased $66,274 or 9% in 1995 as compared to 1994, due to an increase in personnel at Northway Mall because of the increased occupancy, as well as higher compensation for property personnel at the Partnership's remaining properties.

Property management fees - affiliates increased $51,890 or 13% in 1995 as compared to 1994. The increased occupancy at Northway Mall led to an increase in tenant receipts on which the management fee is based.

Bad debt expense decreased approximately $122,000 in 1995 as compared to 1994 at Westwood Center, Edison Ford Square, and Northway Mall due to 1994's tenant evictions and relocations.

Other property operating expenses increased $51,470 or 9% in 1995 as compared to 1994 due to an increase in marketing and leasing expenses at Northway Mall.

General and administrative expenses decreased $48,079 or 43% in 1995. During 1994, Westwood Center incurred $22,500 in professional fees for an appraisal; no such fees were incurred during 1995. The decrease was also due to decreased expenses relating to legal proceedings against an unaffiliated management company for mismanagement and other causes of action at Northway Mall.

General and administrative - affiliates expenses increased $109,627 or 15% in 1995 as compared to 1994. There was an increase of $54,364 in asset management fees in 1995 due to the increase in the tangible assets of the Partnership, on which the fee is based. There was an increase of $55,263 in reimbursement to affiliates due to an increase in services provided in connection with the Northway Mall renovation.

Edison Ford Square is a 141,000 sq. ft. retail center in Ft. Myers, Florida that has evolved from primarily retail, to more of a service center use It was 46%, 54% and 80% occupied at December 31, 1995, 1994 and 1993. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates, significant historical attractions in the area. Plans for a major renovation that would have captured the architecture and style of the Edison home began in 1993. However, with the loss of two major anchors in 1994, it was not viable to continue this project. During 1995, a full, in-depth market analysis was performed to determine the center's highest and best use. It was determined that the only viable alternative would be a complete redevelopment and renovation of the center; however, the Partnership has decided not to pursue this alternative because of the inherent risks and economic uncertainties. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995, which approximated the value of the land. These facts have led to the conclusion that a permanent impairment has been sustained. Accordingly, the Partnership recorded a write-down for permanent impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated net realizable value, which approximates the value of the land.

The Partnership recognized a loss on Northway Mall renovation of $1,247,940 in 1995. This loss is due to the demolition or removal of assets that were previously capitalized.

1994 compared to 1993

Revenue:

Total Partnership revenues decreased by $392,393 in 1994 as compared to 1993. Rental revenue decreased $322,738 primarily due to decreased rental revenues at Northway Mall. Due to the capital improvement program, portions of the mall were unavailable for leasing in 1994. Rental revenues at Edison Ford Square also decreased during 1994 due to the loss of two anchor tenants in December 1993. Interest income increased $50,059 in 1994 as compared to 1993 due to higher cash balances from mortgage financings.

In 1992, an anchor tenant at Northway Mall filed for bankruptcy protection and management deemed the amounts due from the tenant as uncollectible. During 1993, the Partnership received $119,714 of claims settlement from the tenant which were recorded as other income.

Expenses:

Total expenses decreased $7,298,097 in 1994 as compared to 1993. The 1993 expenses include a $7,239,353 write-down for permanent impairment of real estate on Northway Mall and Continental Plaza.

Interest expense increased $146,568 in 1994 as compared to 1993. In October 1993, the Partnership obtained a $2.5 million loan secured by Westwood Center. The increase in interest expense from this loan was slightly offset by a decrease in interest expense at Amargosa Creek Apartments, due to the refinancing in October 1993 at a lower interest rate.

Interest expense - affiliates increased $40,939 in 1994 as compared to 1993. The Partnership borrowed $952,538 from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, during 1993.

Property tax expense decreased $110,142 in 1994 as compared to 1993. During 1994, Amargosa Creek and Continental Plaza received tax refunds of $88,849 and $26,113, respectively, due to successful tax appeals for a reduction in taxable basis. The remaining properties' tax expenses were comparable to 1993.

Personnel expenses increased $65,687 during 1994 as compared to 1993. Northway Mall had an increase in salaries expense of approximately $32,000 during 1994 due to the addition of personnel necessary to oversee the renovation. The remainder of the increase is attributable to higher employee and workers' compensation insurance expense due to higher rates.

General and administrative expense decreased $82,416 in 1994 as compared to 1993. Prior to December 1991, Northway Mall had been managed by an unaffiliated management company. The Partnership instituted legal proceedings against the management company for mismanagement and other causes of action. The legal proceedings were stopped due to the bankruptcy filing by the management company in August 1993. Additionally, during 1993, the property required legal representation to amend tenant leases for relocations necessary for the capital renovations project.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,472,199 of cash through operating activities in 1995 as compared to $966,845 in 1994 and $1,144,158 in 1993. The change in cash provided by operations in 1995 as compared to 1994 is primarily due to an increase in tenant receipts and a decrease in property taxes paid and a gain on the settlement of bankruptcy claims against Southmark as discussed in Item 1 - Southmark Bankruptcy and Change in General Partner. These cash changes were offset by an increase in interest paid. The increased occupancy at Northway Mall and Continental Plaza which was substantially responsible for the increase in tenant receipts. The decrease in property tax payments is primarily due to a change in the due date of the tax payments for Edison Ford Square. The 1993 taxes were paid in February 1994 and the 1994 taxes were paid in December 1994.

The decrease in cash from operations in 1994 as compared to 1993 was primarily due to the decrease of the outstanding accounts payable balance. During 1994, the Partnership was able to reduce the payables due to the improved cash position of the Partnership. Additionally, the Partnership incurred an increase in interest paid due to the new financings during 1993. These increases in cash used in operations were partially offset by a decrease in cash paid to affiliates due to the deferral of certain affiliate payables.

Expenditures related to additions to real estate in 1995 utilized $9,732,038 of Partnership cash flows as compared to $3,551,769 during 1994 and $1,447,238 during 1993. The increase in the additions to real estate is primarily due to the capital improvement program at Northway Mall. In 1993, mortgage loans totaling $3.4 million on Westwood Center and Continental Plaza, previously unencumbered assets, were obtained. The proceeds from these loans were used to partially finance the capital improvement program at Northway Mall. In the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance the balance for the capital improvement program. The mortgage note allowed for monthly withdrawals of principal in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate a December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 were capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Management obtained permanent financing for the capital improvements program in December 1995. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note as well as the affiliate mortgage note discussed below. The renovations were completed during 1995. As a part of the renovation, assets valued at approximately $1,248,000 were demolished or removed and written off in the fourth quarter of 1995. Four anchor tenants and several smaller tenants have moved in during 1995 due to the completion of the renovation.

In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P. which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed during 1993. The note is secured by Continental Plaza and requires monthly interest payments only equal to the prime lending rate the Bank of America plus 2 1/2%, with the principal balance due March in 1996. The mortgage note was repaid in January 1996.

In October 1993, the Partnership refinanced the mortgage note secured by Amargosa Creek Apartments that had a principal balance of $4,839,966 and an interest rate of 9.875% with monthly payments of $43,458. The new mortgage loan, in the amount of $4,900,000, bears an interest rate of 7.875% with monthly payments of $35,528 and will mature in December 1998.

In October 1993, the Partnership also obtained financing for Westwood Center, a previously unencumbered property. The new mortgage loan, in the amount of $2.5 million, bears an interest rate of 8% with monthly payments of $22,457 and will mature in December 1998.

At December 31, 1995, the Partnership held cash and cash equivalents of $6,761,516.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

The General Partner has, at its discretion, advanced funds to the Partnership. As discussed below, the Partnership received such advances that were used to fund working capital requirements. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The advances from affiliates at December 31, 1995 and 1994 consist of the following:

                                                                         1995             1994
                                                                     -----------      -----------
         Advances from General Partner                             $     130,518     $    130,518
         Accrued interest payable                                         37,812           24,984
                                                                    ------------      -----------
                                                                   $     168,330     $    155,502
                                                                    ============      ===========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 1994.

The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1,941,000 for necessary capital improvements for all properties in 1996.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies.

Distributions:


To maintain adequate cash balances of the Partnership, distributions to the limited partners were suspended in 1991. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------       -------------------------------------------


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1995 and 1994...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years in
      the period ended December 31, 1995..........................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -
      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       31




























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVI, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVI, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 13, 1996

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                            ------------------------------
                                                                               1995                1994
                                                                            ----------          ----------

ASSETS
------
Real estate investments:
   Land.....................................................               $ 9,189,092         $ 9,189,092
   Buildings and improvements...............................                56,695,050          51,745,169
                                                                            ----------          ----------
                                                                            65,884,142          60,934,261
   Less:  Accumulated depreciation and amortization.........               (21,255,141)        (19,195,571)
                                                                            ----------          ----------
                                                                            44,629,001          41,738,690


Cash and cash equivalents...................................                 6,761,516           1,473,850
Cash segregated for security deposits.......................                   202,396             233,759
Accounts receivable, net of allowance for doubtful
   accounts of $596,156 and $864,014 at
   December 31, 1995 and 1994, respectively.................                 1,096,937             789,641
Prepaid commissions.........................................                   379,444             404,543
Prepaid expenses and other assets...........................                   716,091             179,445
Deferred borrowing costs, net of accumulated
   amortization of $125,641 and $101,065 at
   December 31, 1995 and 1994, respectively.................                   431,838             388,260
                                                                            ----------          ----------
                                                                           $54,217,223         $45,208,188
                                                                            ==========          ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage notes payable......................................               $22,144,921         $ 8,397,507
Mortgage note payable - affiliate...........................                   952,538             952,538
Accounts payable and accrued expenses.......................                   358,856             171,067
Accounts payable - Northway Mall renovation ................                         -             711,056
Accrued property taxes......................................                    59,864              35,325
Payable to affiliates - General Partner.....................                 2,983,409           2,151,614
Advances from affiliates - General Partner..................                   168,330             155,502
Security deposits and deferred rental income................                   210,496             231,724
                                                                            ----------          ----------
                                                                            26,878,414          12,806,333
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited  partners  -  90,000,000   limited   partnership
   units  authorized;  86,548,983  and 86,553,913   limited
   partnership    units    issued   and   outstanding    at
   December 31, 1995 and 1994, respectively................                 27,716,222          32,728,638
   General Partner..........................................                  (377,413)           (326,783)
                                                                            ----------          ----------
                                                                            27,338,809          32,401,855
                                                                            ----------          ----------
                                                                           $54,217,223         $45,208,188
                                                                            ==========          ==========







                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995                1994               1993
                                                       ----------          ---------          ---------
Revenue:
   Rental revenue..........................            $7,568,361         $6,385,998         $6,708,736
   Interest ...............................                98,207             68,472             18,413
   Other income............................                     -                  -            119,714
   Gain on legal settlement................                59,874                  -                  -
                                                        ---------          ---------          ---------
     Total revenue.........................             7,726,442          6,454,470          6,846,863
                                                        ---------          ---------          ---------
Expenses:
   Interest................................             1,148,546            679,425            532,857
   Interest - affiliates...................               120,765             94,212             53,273
   Depreciation and amortization...........             2,682,731          2,441,357          2,491,779
   Property taxes..........................               654,260            614,985            725,127
   Bad debt................................               (13,025)           109,404            109,284
   Personnel expenses......................               781,301            715,027            649,340
   Utilities...............................             1,060,645          1,003,866          1,023,452
   Repairs and maintenance.................               962,791            955,631            975,508
   Property management fees -
     affiliates............................               437,006            385,116            373,823
   Other property operating expenses.......               623,705            572,235            621,672
   General and administrative..............                62,701            110,780            193,196
   General and administrative -
     affiliates............................               820,122            710,495            701,966
   Write-down for permanent
     impairment of real estate.............             2,200,000                  -          7,239,353
   Loss on demolition and replacement
     of assets.............................             1,247,940                  -                  -
                                                       ----------         ----------         ----------
     Total expenses........................            12,789,488          8,392,533         15,690,630
                                                       ----------         ----------         ----------

Net loss...................................           $(5,063,046)       $(1,938,063)       $(8,843,767)
                                                       ==========         ==========         ==========

Net loss allocable to limited
   partners................................           $(5,012,416)       $(1,918,682)       $(8,755,329)
Net loss allocable to General
   Partner.................................               (50,630)           (19,381)           (88,438)
                                                       ----------         ----------         ----------
Net loss...................................           $(5,063,046)       $(1,938,063)       $(8,843,767)
                                                       ==========         ==========         ==========

Net loss per thousand limited
   partnership units.......................           $    (57.91)       $    (22.17)       $   (101.15)
                                                       ==========         ==========         ==========














                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                      Total'
                                                       General                 Limited                Partners
                                                       Partner                 Partners               Equity
                                                      ----------              ----------            ----------
Balance at December 31, 1992..............           $  (218,964)            $43,402,649           $43,183,685

Net loss..................................               (88,438)             (8,755,329)           (8,843,767)
                                                      ----------              ----------            ----------

Balance at December 31, 1993..............              (307,402)             34,647,320            34,339,918

Net loss..................................               (19,381)             (1,918,682)           (1,938,063)
                                                      ----------              ----------            ----------

Balance at December 31, 1994..............              (326,783)             32,728,638            32,401,855

Net loss..................................               (50,630)             (5,012,416)           (5,063,046)
                                                      ----------              ----------            ----------

Balance at December 31, 1995..............           $  (377,413)            $27,716,222           $27,338,809
                                                      ==========              ==========            ==========
































                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                                For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995                1994              1993
                                                       ----------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............           $ 7,284,225        $ 6,369,873        $ 6,327,093
   Cash received from legal settlement.....                59,874                  -                  -
   Cash paid to suppliers..................            (3,729,096)        (3,625,342)        (3,319,961)
   Cash paid to affiliates.................              (425,333)          (408,803)          (562,050)
   Interest received.......................                98,207             68,472             18,413
   Interest paid...........................            (1,008,659)          (581,020)          (485,764)
   Interest paid to affiliates.............              (107,937)           (98,941)           (29,223)
   Property taxes paid.....................              (699,082)          (757,394)          (804,350)
                                                       ----------         ----------         ----------
Net cash provided by
     operating activities..................             1,472,199            966,845          1,144,158
                                                       ----------         ----------         ----------

Net cash used in investing activities:
   Additions to real estate
     investments...........................            (9,732,038)        (3,551,769)        (1,447,238)
                                                       ----------         ----------         ----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (131,113)          (114,804)           (40,522)
   Proceeds from mortgage notes
     refinancing...........................            13,878,527          1,121,473          2,560,034
   Proceeds from mortgage note ............
     payable - affiliate...................                     -                  -            952,538
   Deferred borrowing costs paid...........              (199,909)          (214,218)          (284,762)
   Advances from affiliates - General
     Partner...............................                     -                  -             12,570
                                                       ----------         ----------         ----------
Net cash provided by
     financing activities..................            13,547,505            792,451          3,199,858
                                                       ----------         ----------         ----------

Net increase (decrease) in cash and
   cash equivalents........................             5,287,666         (1,792,473)         2,896,778

Cash and cash equivalents at
     beginning of year.....................             1,473,850          3,266,323            369,545
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
     of year...............................           $ 6,761,516        $ 1,473,850        $ 3,266,323
                                                       ==========         ==========         ==========


     See discussion of noncash investing and financing activities in Note 4







                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS


     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                           1995              1994               1993
                                                        ----------        ----------         ----------
Net loss...................................            $(5,063,046)      $(1,938,063)       $(8,843,767)
                                                        ----------        ----------         ----------

Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization...........             2,682,731          2,441,357          2,491,779
   Amortization of deferred borrowing
     costs.................................               156,331             99,166             38,418
   Allowance for doubtful accounts.........              (267,858)            28,391           (141,593)
   Interest added to mortgage note
     payable - affiliate, net of payments..                     -                  -             15,353
   Interest added to advances from
     affiliates - General Partner..........                12,828             10,624              8,697
   Write-down for permanent
     impairment of real estate.............             2,200,000                  -          7,239,353
   Loss on demolition and replacement
      of assets............................             1,247,940                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                31,363            (14,079)           (40,440)
     Accounts receivable...................               (39,438)            72,453           (106,654)
     Prepaid expenses and other
       assets..............................              (536,646)            12,563            (28,841)
     Prepaid commissions...................                25,099            (65,834)               558
     Accounts payable and accrued
       expenses............................               187,789           (215,007)             4,365
     Accrued property taxes................                24,539           (142,695)           (46,988)
     Payable to affiliates - General
       Partner.............................               831,795            671,455            513,739
     Security deposits and deferred
       rental income.......................               (21,228)             6,514             40,179
                                                        ---------          ---------          ---------

         Total adjustments.................             6,535,245          2,904,908          9,987,925
                                                        ---------          ---------          ---------

Net cash provided by
     operating activities..................            $1,472,199         $  966,845         $1,144,158
                                                        =========          =========          =========









                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -----------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXVI, L.P., (the "Partnership"), formerly known as Southmark Equity Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential and commercial properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 86, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The Original General Partner was purchased from Southmark by McNeil on March 13, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1995, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Prepaid Commissions
-------------------

Leasing commissions incurred to obtain leases on commercial properties are capitalized and amortized using the straight-line method over the term of the related leases.

Rental Revenue
--------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement generally provides that net income and net loss (other than net income arising from sales or refinancing) shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners.

For financial statement purposes, net income and net loss arising from sales or refinancing shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partner's share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to properties still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.





Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the limited partners' Priority Return and then to all limited partners on a per limited partnership unit ("Unit") basis. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the limited partners Priority Return; as defined, then the limited partners' Additional Priority Return, then repayment of Original Invested Capital, and of the remainder, to the limited partners on a per Unit basis. The limited partners' Priority Returns represent a 8 1/4% cumulative return on their Adjusted Invested Capital balance, as defined. The limited partners' Additional Priority Returns represent a 1% cumulative return on their Adjusted Invested Capital balance, as defined.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

There were no distributions to partners in 1995, 1994 and 1993.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand Units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per Unit information has been computed based on 86,549 thousand Units outstanding in 1995, and 86,554 thousand Units outstanding in 1994 and 1993.

Reclassification
----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
------   ----------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with refinancing and modification of mortgage notes payable in 1993. These costs were recorded as prepaid expense until the refinancing or modification occurred, at which time the costs were capitalized and are amortized over the remaining term of the related mortgage. If these refinancings or modifications did not occur, these costs were expensed.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee, retroactive to March 13, 1991, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995                1994              1993
                                                        ---------          ---------          ---------
Charged to prepaid expenses and other assets:
   Deferred borrowing costs................            $        -         $        -         $    9,654
Charged to deferred borrowing costs........                     -                  -             27,028
Property management fees - affiliates......               437,006            385,116            373,823
Charged to interest  - affiliates:
   Interest on mortgage note payable -
     affiliate.............................               107,937             83,588             44,576
   Interest on advances from
     affiliates - General Partner..........                12,828             10,624              8,697
Charged to general and administrative -
   affiliates:
   Partnership administration..............               300,846            245,583            237,431
   Asset management fee....................               519,276            464,912            464,535
                                                        ---------          ---------          ---------
                                                       $1,377,893         $1,189,823         $1,165,744
                                                        =========          =========          =========

The payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

The General Partner has, at its discretion, advanced funds to the Partnership. As discussed below, the Partnership received such advances for the purpose of funding working capital requirements. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The advances from affiliates at December 31, 1995 and 1994 consist of the following:

                                                                         1995             1994
                                                                     -----------      -----------
         Advances from General Partner                             $     130,518     $    130,518
         Accrued interest payable                                         37,812           24,984
                                                                    ------------      -----------
                                                                   $     168,330     $    155,502
                                                                    ============      ===========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 1994.

In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed in 1993. The principal balance is due March 1, 1996. On January 8, 1996 the Partnership repaid the mortgage loan.

NOTE 3 - TAXABLE INCOME
------   --------------

McNeil Real Estate Fund XXVI, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $39,813,538 in 1995, $35,628,694 in 1994 and $34,539,956 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
------   -----------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1995 and 1994, are set forth in the following tables:

                                                                          Accumulated
                                                      Buildings and       Depreciation          Net Book
       1995                            Land           Improvements       & Amortization           Value
       ----                         ----------          ---------          ----------           ---------
Amargosa Creek
   Lancaster, CA                   $  794,635          $8,517,021        $ (3,340,699)         $5,970,957
Edison Ford Square
   Ft. Myers, FL                    2,438,636           3,786,804          (2,243,237)          3,982,203
Continental Plaza
   Scottsdale, AZ                   1,975,324           1,955,198          (1,669,636)          2,260,886
Northway Mall
   Pittsburgh, PA                   2,965,329          29,897,021          (8,393,175)         24,469,175
Westwood Center
   Tampa, FL                        1,015,168          12,539,006          (5,608,394)          7,945,780
                                    ---------          ----------          ----------          ----------
                                   $9,189,092         $56,695,050        $(21,255,141)        $44,629,001
                                    =========          ==========         ===========          ==========


                                                                         Accumulated
                                                       Buildings and     Depreciation          Net Book
       1994                            Land            Improvements     & Amortization           Value
       ----                         ----------          ----------        -----------          ----------

Amargosa Creek                     $  794,635          $8,439,269        $ (2,968,399)        $ 6,265,505
Edison Ford Square                  2,438,636           5,858,285          (1,951,908)          6,345,013
Continental Plaza                   1,975,324           1,811,174          (1,554,713)          2,231,785
Northway Mall                       2,965,329          23,603,663          (7,758,265)         18,810,727
Westwood Center                     1,015,168          12,032,778          (4,962,286)          8,085,660
                                    ---------          ----------         -----------          ----------
                                   $9,189,092         $51,745,169        $(19,195,571)        $41,738,690
                                    =========          ==========         ===========          ==========

Edison Ford Square is a 141,000 sq. ft. retail center in Ft. Myers, Florida that has evolved from primarily retail, to more of a service center use It was 46%, 54% and 80% occupied at December 31, 1995, 1994 and 1993. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates, significant historical attractions in the area. Plans for a major renovation that would have captured the architecture and style of the Edison home began in 1993. However, with the loss of two major anchors in 1994, it was not viable to continue this project. During 1995, a full, in-depth market analysis was performed to determine the center's highest and best use. It was determined that the only viable alternative would be a complete redevelopment and renovation of the center; however, the Partnership has decided not to pursue this alternative because of the inherent risks and economic uncertainties. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995, which approximated the value of the land. These facts have led to the conclusion that a permanent impairment has been sustained. Accordingly, the Partnership recorded a write-down for permanent impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated net realizable value, which approximates the value of the land.

Occupancy rates at Continental Plaza increased in 1993, but rental rates in the Scottsdale, Arizona market remained depressed. During 1993, the market stabilized, but did so at a level which would have made it difficult for the Partnership to ultimately realize its then carrying value over the next five to seven years. Accordingly, the Partnership recorded a $1,239,353 write-down for permanent impairment during the second quarter of 1993.

In 1993, mortgage loans totaling $3.4 million on Westwood Center and Continental Plaza, previously unencumbered assets, were obtained. The proceeds from these loans were used to partially finance the capital improvement program at Northway Mall. In the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance the balance for the capital improvement program. The mortgage note allowed for monthly withdrawals of principal in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate a December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 was capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Management obtained permanent financing for the capital improvements program in December 1995. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note as well as the affiliate mortgage note discussed below. The renovations were completed during 1995. As a part of the renovation, assets valued at approximately $1,248,000 were demolished or removed and written off in the fourth quarter of 1995. Four anchor tenants and several smaller tenants have moved in during 1995 due to the completion of the renovation. The decision to renovate the mall was made after exhaustive analyses and studies conducted by management to determine future cash flows of the mall based upon stabilized leases. Accordingly, based upon the level of rental revenues that would be generated from these leases, management concluded that at the time that the Partnership could not ultimately realize its then carrying value over the next five to seven years. Accordingly, a write-down for permanent impairment in the amount of $6 million was recorded during 1993 to record the asset to its net realizable value.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents received as of Decemer 31, 1995 are as follows:

                  1996....................................              $5,403,000
                  1997....................................               4,686,000
                  1998....................................               3,925,000
                  1999....................................               3,059,000
                  2000....................................               2,502,000
                  Thereafter..............................              13,795,000
                                                                        ----------
                    Total                                              $33,370,000
                                                                        ==========


Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $15,094, $11,793 and $81,620 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $1,176,119, $886,698 and $792,448 for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 5 - MORTGAGE NOTES PAYABLE
------   ----------------------

The following sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. The mortgage notes are secured by the related real estate investments.

                         Mortgage         Annual          Monthly                       December 31,
                         Lien             Interest        Payments/            ------------------------------
Property                 Position (a)     Rates %         Maturity  Date(d)       1995                1994
--------                 -----------      --------      -----------------      ----------          ----------
Amargosa Creek           First            7.875       $  35,528     12/98     $ 4,808,711         $ 4,854,394
                                                                               ----------          ----------

Northway Mall (b)        First            Variable     Variable      8/96               -           1,121,473
Northway Mall (c)        First            7.500         110,849     12/02      15,000,000                   -
                                                                               ----------          ----------
                                                                               15,000,000           1,121,473
                                                                               ----------          ----------

Westwood Center          First            8.000          22,457     12/98       2,336,210           2,421,640
                                                                               ----------          ----------
                                                                              $22,144,921         $ 8,397,507
                                                                               ==========          ==========

(a)   The debt is non-recourse to the Partnership.

(b) In August 1994, the Partnership obtained financing for the capital improvements program at Northway Mall. The construction mortgage note allowed for monthly withdrawals of principal in the amount of approved invoices up to $11 million. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate was 9.75% at
     December 17, 1995 (the date of repayment of the note). Interest payments were due from the Partnership to the extent of the excess cash flow from the property. The remaining amount of interest was due upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 was capitalized as an addition to real estate investments to be depreciated over the related life of the asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note.

(c) In December 1995, the Partnership obtained permanent financing for the capital improvements program at Northway Mall. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note of $9,153,530 as discussed above.

(d)   Balloon payments on the mortgages notes are due as follows:

            Property                             Balloon Payment       Date
            --------                             ---------------      -------
         Amargosa Creek                           $  4,653,031         12/98
         Westwood Center                             2,074,545         12/98
         Northway Mall                              13,118,565         10/02

Scheduled principal maturities of the mortgage notes payable are as follows:

                  1996....................................     $   340,083
                  1997....................................         374,508
                  1998....................................       7,118,247
                  1999....................................         265,795
                  2000....................................         286,429
                  Thereafter..............................      13,759,859
                                                                ----------
                    Total                                      $22,144,921
                                                                ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $21,796,000 at December 31, 1995.

NOTE 6 - REFINANCING OF MORTGAGE NOTES PAYABLE
------   -------------------------------------

On December 17, 1995, the Partnership refinanced the mortgage note payable on Northway Mall. The new mortgage loan bears an interest rate of 7.5%, requires monthly principal and interest payments of $110,849 and matures in December 2002. The following is a summary of the transaction:

                  New loan proceeds.......................        $15,000,000
                  Existing debt retired...................         (9,153,530)
                                                                   ----------
                  Cash proceeds from refinancing..........        $ 5,846,470
                                                                   ==========

The Partnership deposited $591,500 into property tax and deferred maintenance escrows and incurred loan costs of $269,910.

During 1995, the Partneship received additional proceeds of $8,0832,057 from the construction loan for Northway Mall's capital improvement program.

On October 29, 1993, the Partnership obtained financing for Westwood Center, a previously unencumbered property. The new mortgage loan, in the amount of $2.5 million, bears an interest rate of 8% with monthly payments of $22,457 and matures in December 1998. The Partnership incurred loan costs of $142,641 related to the financing, which are being amortized over the life of the loan.

On October 7, 1993, the Partnership refinanced the mortgage note payable on Amargosa Creek Apartments. The new mortgage loan bears an interest rate of 7.875%, requires monthly principal and interest payments of $35,528 and matures in December 1998.

                  New loan proceeds.......................        $4,900,000
                  Existing debt retired...................        (4,839,966)
                                                                   ---------
                  Cash proceeds from refinancing..........        $   60,034
                                                                   =========

The Partnership incurred loan costs of $142,121 related to the refinancing.

NOTE 7 - MORTGAGE NOTE PAYABLE - AFFILIATE
-----    ---------------------------------

The following sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1995 and 1994. The mortgage note is secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly                    December 31,
                         Lien             Interest        Payments/           ------------------------
Property                 Position(a)      Rates %         Maturity Date          1995          1994
--------                 ------------     -------      ------------------     ---------      ---------
Continental Plaza (b)      First            (c)         Variable    03/96    $  952,538      $ 952,538
                                                                              =========       ========

(a)   The debt is non-recourse to the Partnership.

(b) In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed in 1993. The principal balance is due March 1, 1996. On January 8, 1996 the Partnership repaid the mortgage loan.

(c) The note requires monthly payments of interest only equal to the prime lending rate of the Bank of America plus 2 1/2%. The prime rate at December 31, 1995 and 1994 was 8.5%.

Under the terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 8 - LEGAL PROCEEDINGS
------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

     HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young,  BDO Seidman et
     ---------------------------------------------------------------------------
     al (Case #92-06560-A). This suit was filed on behalf of the Partnership and
     --------------------
     other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

See also Note 9 - "Gain on Legal Settlement".

NOTE 9 - GAIN ON LEGAL SETTLEMENT
------   ------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $45,263 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $14,611, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $59,874

                       McNEIL REAL ESTATE FUND XXVI, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                          Initial Cost              Cumulative          Costs
                                                 -----------------------------      Write-down       Capitalized
                               Related (b)                        Buildings and    and Permanent      Subsequent
Description                   Encumbrances          Land          Improvements      Impairment      To Acquisition
-----------                    ----------        ----------       -----------      -----------        ----------
APARTMENTS:

Amargosa Creek
   Lancaster, CA (b)          $ 4,808,711       $   947,277       $ 9,578,026     $ (1,696,024)      $   482,377

OFFICE BUILDINGS:

Continental Plaza
   Scottsdale, AZ (c)             952,538         4,211,854         4,059,113       (5,662,360)        1,321,915

Westwood Center
   Tampa, FL (d)                2,336,210         1,465,168        14,814,477       (5,000,000)        2,274,529

RETAIL CENTER

Edison Ford Square
   Fort Myers, FL (e)                   -         2,791,707         5,932,380       (3,303,346)          804,699

Northway Mall
   Pittsburgh, PA              15,000,000         4,523,305        17,186,915       (6,000,000)       17,152,130
                               ----------        ----------        ----------      -----------        ----------

                              $23,097,459       $13,939,311       $51,570,911     $(21,661,730)      $22,035,650
                               ==========        ==========        ==========      ===========        ==========
























                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                  Gross Amount at
                                          Which Carried at Close of Period
                                  ------------------------------------------------       Accumulated
                                                    Buildings and                        Depreciation
Description                          Land           Improvements         Total (a)     and Amortization
-----------                       ----------         ----------         ----------        ----------
APARTMENTS:

Amargosa Creek
   Lancaster, CA (b)             $   794,635        $ 8,517,021        $ 9,311,656       $(3,340,699)

OFFICE BUILDINGS

Continental Plaza
   Scottsdale, AZ (c)              1,975,324          1,955,198          3,930,522        (1,669,636)

Westwood Center
   Tampa, FL (d)                   1,015,168         12,539,006         13,554,174        (5,608,394)

RETAIL CENTER

Edison Ford Square
   Fort Myers, FL (e)              2,438,636          3,786,804          6,225,440        (2,243,237)

Northwest Plaza
   Pittsburgh, PA (f)              2,965,329         29,897,021         32,862,350        (8,393,175)
                                  ----------         ----------         ----------       -----------
                                 $ 9,189,092        $56,695,050        $65,884,142      $(21,255,141)
                                  ==========         ==========         ==========       ===========

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $88,408,467 and accumulated depreciation was $18,141,496 at December 31, 1995.

(b) The carrying value of Amargosa Creek apartments was reduced by $1,696,024 in 1992.

(c) The carrying value of Continental Plaza was reduced by $1,239,353 in 1993, $1,803,007 in 1992, $620,000 in 1991 and $2,000,000 in 1989.

(d)  The carrying value of Westwood Center was reduced by $5,000,000 in 1989.

(e) The carrying value of Edison Ford Square was reduced by $2,200,000 in 1995 and $1,103,346 in 1992.

(f)  The carrying value of Northway Mall was reduced by $6,000,000 in 1993.









                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              ------------
APARTMENTS:
Amargosa Creek
   Lancaster, CA (b)            1984/85                     12/86                   5-25

OFFICE BUILDINGS

Continental Plaza
   Scottsdale, AZ (c)           1984                        11/86                   5-25

Westwood Center
   Tampa, FL (d)                1984                        03/87                   5-25

RETAIL CENTER

Edison Ford Square
   Fort Myers, FL (e)           1960                        07/87                   5-25

Northway Mall
   Pittsburgh, PA (f)           1962                        06/87                   5-25


                       McNEIL REAL ESTATE FUND XXVI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:



                                                                For the Years Ended December 31,
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Real estate investments:

Balance at beginning of year...............           $60,934,261        $56,671,436        $62,463,551

Improvements...............................             9,020,982          4,262,825          1,447,238

Write-down for permanent
   impairment of real estate...............            (2,200,000)                 -         (7,239,353)

Demolition and replacement of assets
   due to capital improvements.............            (1,871,101)                 -                  -
                                                       ----------         ----------         ----------

Balance at end of year.....................           $65,884,142        $60,934,261        $56,671,436
                                                       ==========         ==========         ==========



Accumulated depreciation and amortization:

Balance at beginning of year...............           $19,195,571        $16,754,214        $14,262,435

Depreciation and amortization..............             2,682,731          2,441,357          2,491,779

Demolition and replacement of assets
   due to capital improvements.............              (623,161)                 -                  -
                                                       ----------         ----------         ----------

Balance at end of year.....................           $21,255,141        $19,195,571        $16,754,214
                                                       ==========         ==========         ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------       --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved
                                        in  real   estate   financing   since  the  late  1940's  and  real  estate
                                        acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates, a  commercial  real  estate  brokerage firm  in
                                        San  Francisco,  CA.  Prior  to  that,  she  was  a  commercial real estate associate  with  the  Madison  Company  and,  earlier,  a commercial  sales associate and analyst with Marcus and Millichap in San Francisco.  In 1978,
                                        Mrs. McNeil established   Escrow   Training   Centers,  California's  first
                                        accredited commercial training  program  for  title company escrow officers and real  estate  agents  needing  college credits to qualify for brokerage licenses. She began in  real  estate  as Manager and Marketing  Director of
                                        Title Insurance  and Trust in Marin County,  CA. Mrs.  McNeil serves on the
                                        International Board of Directors of the Salk Institute.




                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with    responsibility   for   a   management  portfolio of office, retail,
                                        multi-family and mixed-use land projects  representing  $2 billion in asset value.  He was  also  Chief  Operating  Officer, Director and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten companies in 1976 and served as Senior Vice President and  Chief
                                        Financial  Officer  and  as Executive   Vice President and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before  his  promotion to
                                        President  in  1982.  He  was  President  and  Chief  Operating  Officer of
                                        Duddlesten  Realty  Advisors, Inc., which has been  engaged  in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

Section 16 (a) of the Securities Exchange Act of 1934 requires the Partnership's General Partner and the directors and executive offers of the General Partner (Including McNeil Investors, inc. as the general partner of the General Partner and the officers and directors of McNeil Investors, Inc.) to file, with the Securities and Exchange Commission, reports of ownership and changes in ownership of the Partnership's Units. The Partnership is required to identify any of those persons who failed to file such reports on a timely basis.

During 1995, Mrs. McNeil inadvertently failed to file on a timely basis one report relating to one transaction. In making this disclosure, the Partnership has relied solely on written representations of these and other individuals and on copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 11.     EXECUTIVE COMPENSATION
-------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities.

(B) Security ownership of Management.

      The General Partner and the officers or directors of its general partner, collectively, own 2,950,000 Units, which is 3% of the outstanding any Units.

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $519,276 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross receipts of its residential property and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31 1995, the Partnership paid or accrued $737,852 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates".

The General Partner has, at its discretion, advanced funds to the Partnership. As of December 31, 1995, the Partnership had received $168,330 of such advances (including accrued interest of $37,812) that were used to meet working capital requirements. The advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate of the Bank of America, plus 1%. In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed in 1993. The note requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 2.5% with the principal balance due March 1, 1996. At December 31, 1995, the prime lending rate was 8.5%. The loan was repaid in January 1996.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
-------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)   Exhibits
      --------

      Exhibit
      Number                      Description
      -------                     -----------

      4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

      10.1 Assignment of Partnership Advances dated March 13, 1991 between Southmark Investment Group 86, Inc. and McNeil Partners, L.P. (Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991).

      10.5 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXVI, L.P. and McNeil Real Estate Management, Inc.(1)

      10.6 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate Fund XXVI, L.P. and McNeil Real Estate Management, Inc.(1)

      10.7 Promissory Note dated October 7, 1993, between McNeil Real Estate Fund XXVI, L.P. .and John Hancock Mutual Life Insurance Company relating to Amargosa Creek Apartments.(2)

      10.8 Secured Promissory Note dated October 27, 1993, between McNeil Real Estate Fund XXVI, L.P. and Sun Life Assurance Company of Canada (U.S.) relating to Westwood Center.(2)

      10.9 Promissory Note dated March 1, 1993, between McNeil Real Estate Fund XXVI, L.P. and McNeil Real Estate Fund XXVII, L.P.(2)

      10.10 Mortgage note payable dated August 24,1994 between McNeil Real Estate Fund XXVI L.P. and PNC Bank, National Association relating to Northway Mall.(Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended September 30, 1994, as filed on November 14, 1994).

      10.11 Promissory note payable dated December 15, 1995, between McNeil Real Estate Fund XXVI, L.P. and The Variable Annuity Life Insurance.

      11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Note 1 to Financial Statements).

                  (1) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1993, as filed on March 31, 1994.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   McNEIL REAL ESTATE FUND XXVI, L.P.


                                                   By:  McNeil Partners, L.P., General Partner

                                                   By: McNeil Investors, Inc., General Partner



March 29, 1996                                     By:  /s/  Robert A. McNeil
----------------------------------                      --------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                      By:  /s/  Donald K. Reed
-----------------------------------                     --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                      By:  /s/  Ron K. Taylor
-----------------------------------                     --------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                      By:  /s/  Carol A. Fahs
-----------------------------------                     --------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.