Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1996-05-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended        March 31,  1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15460



                       MCNEIL REAL ESTATE FUND XXVI, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         California                              33-0168395
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,750,456      $    9,189,092
   Buildings and improvements...............................                53,067,677          56,695,050
                                                                        --------------       -------------
                                                                            59,818,133          65,884,142
   Less:  Accumulated depreciation and amortization.........               (19,670,710)        (21,255,141)
                                                                        --------------       -------------
                                                                            40,147,423          44,629,001

Asset held for sale.........................................                 3,957,492                   -

Cash and cash equivalents...................................                 5,992,993           6,761,516
Cash segregated for security deposits.......................                   209,484             202,396
Accounts receivable, net of allowance for doubtful
   accounts of $608,220 and $596,156 at March 31,
   1996 and December 31, 1995, respectively.................                 1,209,595           1,096,937
Prepaid commissions.........................................                   374,413             379,444
Prepaid expenses and other assets...........................                   771,238             716,091
Deferred borrowing costs, net of accumulated
   amortization of $147,918 and $125,641 at March 31,
   1996 and December 31, 1995, respectively.................                   425,139             431,838
                                                                        --------------       -------------
                                                                       $    53,087,777      $   54,217,223
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable......................................           $    22,084,814      $   22,144,921
Mortgage note payable - affiliate...........................                         -             952,538
Accounts payable and accrued expenses.......................                   308,451             358,856
Accrued property taxes......................................                   264,098              59,864
Payable to affiliates - General Partner.....................                 3,134,413           2,983,409
Advances from affiliates - General Partner..................                   170,408             168,330
Security deposits and deferred rental revenue...............                   214,253             210,496
                                                                        --------------       -------------
                                                                            26,176,437          26,878,414
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  Partners  -90,000,000  Units  authorized;
     86,533,671 and 86,548,983 Units issued and
     outstanding at March 31, 1996 and
     December 31, 1995, respectively........................                27,293,028          27,716,222
   General Partner..........................................                  (381,688)           (377,413)
                                                                        --------------       -------------
                                                                            26,911,340          27,338,809
                                                                        --------------       -------------
                                                                       $    53,087,777      $   54,217,223
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                               1996                1995
                                                                          ---------------     --------------
Revenue:
    Rental revenue ...........................................            $     2,184,549     $    1,754,616
    Interest ..................................................                    59,647             16,849
                                                                           --------------      -------------
      Total revenue............................................                 2,244,196          1,771,465
                                                                            -------------      -------------

Expenses:
    Interest...................................................                   444,307            182,875
    Interest - affiliates......................................                    13,476             29,364
    Depreciation and amortization..............................                   734,334            576,791
    Property taxes.............................................                   204,234            195,889
    Personnel costs............................................                   217,864            224,147
    Utilities..................................................                   284,339            281,113
    Repairs and maintenance....................................                   266,679            222,761
    Property management fees -affiliates.......................                   122,558             93,260
    Other property operating expenses..........................                   156,470            113,154
    General and administrative.................................                    38,843             18,278
    General and administrative - affiliates....................                   188,561            195,962
    Loss on demolition and removal of assets...................                         -          1,247,940
                                                                            -------------      -------------
      Total expenses...........................................                 2,671,665          3,381,534
                                                                            -------------      -------------

Net loss.......................................................            $     (427,469)    $   (1,610,069)
                                                                            =============      =============

Net loss allocable to limited partners.........................            $     (423,194)    $   (1,593,968)
Net loss allocable to General Partner..........................                    (4,275)           (16,101)
                                                                            -------------     --------------
Net loss.......................................................            $     (427,469)    $   (1,610,069)
                                                                            =============      =============

Net loss per thousand limited partnership units:...............            $        (4.89)    $       (18.42)
                                                                            =============      =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995


                                                                                                  Total
                                                                                                  Partners'
                                                    General                 Limited               Equity
                                                    Partner                 Partners              (Deficit)
                                                 ---------------         ---------------      ----------------
Balance at December 31, 1994..............       $     (326,783)         $   32,728,638       $    32,401,855

Net loss..................................              (16,101)             (1,593,968)           (1,610,069)
                                                  --------------          -------------         -------------

Balance at March 31, 1995.................       $     (342,884)         $   31,134,670       $    30,791,786
                                                  =============           =============        ==============


Balance at December 31, 1995..............       $     (377,413)         $   27,716,222       $    27,338,809

Net loss..................................               (4,275)               (423,194)             (427,469)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (381,688)        $    27,293,028       $    26,911,340
                                                  =============          ==============        ==============






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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,052,350         $     1,592,508
   Cash paid to suppliers............................                   (1,091,378)               (821,650)
   Cash paid to affiliates...........................                     (160,115)                (89,615)
   Interest received.................................                       59,647                  16,849
   Interest paid.....................................                     (313,090)               (159,822)
   Interest paid to affiliates.......................                      (11,398)                (26,201)
   Property taxes paid and escrowed..................                      (66,068)                (69,396)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      469,948                 442,673
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (210,248)             (3,605,897)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                      (60,107)                (36,591)
   Proceeds from mortgage notes financing............                            -               3,372,287
   Retirement of mortgage note - affiliate...........                     (952,538)                      -
   Deferred borrowing costs paid.....................                      (15,578)                      -
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                   (1,028,223)              3,335,696
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (768,523)                172,472

Cash and cash equivalents at beginning of
   period............................................                    6,761,516               1,473,850
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      5,992,993         $     1,646,322
                                                                   ===============          ==============



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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net loss.............................................             $       (427,469)        $    (1,610,069)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      734,334                 576,791
   Amortization of deferred borrowing costs..........                       22,277                  39,270
   Allowance for doubtful accounts...................                       12,064                  (2,344)
   Interest added to advances from affiliates -
     General Partner.................................                        2,078                   3,163
   Loss on demolition and removal of assets..........                            -               1,247,940
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (7,088)                 19,775
     Accounts receivable.............................                     (124,722)               (165,691)
     Prepaid commissions and marketing costs.........                        5,031                   3,612
     Prepaid expenses and other assets...............                      (55,147)                 15,292
     Accounts payable and accrued expenses...........                      (50,405)                  2,241
     Accrued property taxes..........................                      204,234                 126,626
     Payable to affiliates - General Partner.........                      151,004                 199,607
     Security deposits and deferred rental
       revenue.......................................                        3,757                 (13,540)
                                                                   ---------------          --------------

       Total adjustments.............................                      897,417               2,052,742
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        469,948         $       442,673
                                                                   ===============          ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                          Notes to Financial Statements

                                 March 31, 1996

                                   (Unaudited)

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVI, L.P. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 4.
- -------

The Partnership pays property management fees equal to 5% of gross rental receipts for its residential property and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc., ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential property. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,316,681 were outstanding at March 31, 1996.

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%

The advances from affiliates at March 31, 1996 and December 31, 1994 consist of the following:

                                                                      March 31,              December 31,
                                                                        1996                     1995
                                                                  ----------------         ---------------

Advances from General Partner........................             $        130,518         $       130,518
Accrued interest payable.............................                       39,890                  37,812
                                                                   ---------------          --------------
                                                                  $        170,408         $       168,330
                                                                   ===============          ==============


In March 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, which allows the Partnership to borrow funds totaling $1,536,000. Of this amount available, $952,538 was borrowed at December 31, 1995. The note was secured by Continental Plaza and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 2 1/2% with the principal balance due March 1, 1996. On January 8, 1996 the Partnership repaid the mortgage loan.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Property management fees - affiliates................             $        122,558         $        93,260
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                        2,078                   3,163
   Interest on mortgage note payable - affiliate.....                       11,398                  26,201
Charged to general and administrative affiliates:
   Partnership administration........................                       55,174                  74,530
   Asset management fee..............................                      133,387                 121,432
                                                                   ---------------          --------------
                                                                  $        324,595         $       318,586
                                                                   ===============          ==============

The total payable to affiliates - General Partner at March 31, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Edison Ford is currently classified as an asset held for sale, no depreciation will be taken effective April 1, 1996.

NOTE 6.
- -------

The Partnership recognized a loss on the Northway Mall renovation of $1,247,940 in 1995. This loss is due to the demolition or removal of assets that were previously capitalized.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At March 31, 1996, the Partnership owned one apartment properties, two office buildings and two shopping centers. Three of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS

Revenue:

Total Partnership revenues increased $472,731 or 27% for the three months ended March 31, 1996, as compared to the same period last year. Rental revenue increased $429,933 or 25% while interest income also increased by $42,798.

Rental revenue for the three months ended March 31, 1996 was $2,244,196 as compared to $1,771,465 for the same period. This increase of $429,933 is primarily due to the increased occupancy rate at Northway Mall as a result of the recent capital improvements program.

Interest income increased $42,798 for the three months ended March 31, 1996 as compared to the same period of 1995. The increase is due to the higher cash balance maintained as a result of the December 1995 Northway Mall mortgage refinancing.

Expenses:

Total expenses decreased $709,869 or 21% for the three months ended March 31, 1996 as compared to the same period of 1995. During 1995, the Partnership recognized a loss on the Northway Mall renovation of $1,247,940 for the demolition and removal of assets previously capitalized.

Interest expense increased $261,432 for the three months ended March 31, 1996 as compared to the same period of 1995 due to the December 1995 mortgage refinancing at Northway Mall.

Interest expense - affiliates decreased $15,888 for the three months ended March 31, 1996 as compared to the same period of 1995 due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996.

Depreciation and amortization increased $157,543 for the three months ended March 31, 1996 as compared to the same period of 1995 primarily due to the renovation at Northway Mall along with tenant improvements at Continental Plaza and Westwood Center.

Repairs and maintenance increased $43,918 for the three months ended March 31, 1996 as compared to the same period of 1995. The first quarter increase is primarily due to an increase in service and repairs and maintenance expenses at Northway Mall that is attributable to the increased occupancy.

Property management fees - affiliates increased $29,298 for the three months ended March 31, 1996 as compared to the same period of 1995. The increased occupancy at Northway Mall led to an increase in tenant receipts on which the management fee is based.

Other property operating expenses increased $43,316 for the three months ended March 31, 1996 as compared to the same period of 1995. The increase is primarily due to Northway Mall's increases in bad debt, marketing and leasing.

General and administrative expenses increased $20,565 for the three months ended March 31, 1996 as compared to the same period of 1995 due to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow from operations was $469,948 for the three months ended March 31, 1996 as compared to $442,673 for the same period of 1995. The change in cash flow from operations is primarily due to increases in tenant receipts, cash paid to suppliers, cash paid to affiliates, interest received and interest paid. The increased occupancy at Northway Mall led to an increase in tenant receipts. The increase in cash paid to suppliers is primarily due to Northway Mall's renovations. The increase in cash paid to affiliates is primarily due to increased property management fees, asset management fees, and partnership general and administrative expenses as a result of Northway Mall's increased occupancy. This increase in cash received is due to interest received on a higher cash balance as a result of Northway Mall's mortgage refinancing. The increase in interest paid is due to the Northway Mall's new mortgage loan.

Additions to real estate investments totaled $210,248 for the three months ended March 31, 1996 as compared to $3,605,897 for the same period of 1995. Proceeds from mortgage notes financing totaled $3,372,287 for the three months ended March 31, 1995. The Partnership has undergone a major capital improvement program at Northway Mall in 1995 which greatly enhanced the property's performance. The funding for this program came from a construction mortgage loan encumbering Northway Mall, as well as mortgage loans previously obtained on Westwood Center and Continental Plaza. Permanent financing was obtained in December 1995.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowing under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on

Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates, or the ultimate sale of the properties. Sales and refinancings are possibilities only and there are at present no plans for any such sales, other than Edison Ford, which was placed on the market for sale effective April 1, 1996.

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
- -------       --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incor-porated by reference to Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVI, L.P. dated June 1995.

         11. Statement regarding computation of Net Loss per Thousand Limited Partnership Units: Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 86,534 and 86,549 limited partnership units (in thousands) outstanding in 1996 and 1995, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1996.



 (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVI, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 14, 1996                       By: /s/ Donald K. Reed
- -------------------                    -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer




May 14, 1996                       By: /s/ Ron K. Taylor
- -------------------                    -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




May 14, 1996                       By: /s/ Carol A. Fahs
- -------------------                    -----------------------------------------
Date                                   Carol A. Fahs
                                       Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.