Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1996-08-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the period ended               June 30,  1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-15460
                           ---------



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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ---------------      ---------------
ASSETS
- -------
Real estate investments:
   Land.....................................................           $     6,750,456      $    9,189,092
   Buildings and improvements...............................                53,304,319          56,695,050
                                                                        --------------       -------------
                                                                            60,054,775          65,884,142
   Less:  Accumulated depreciation and amortization.........               (20,340,085)        (21,255,141)
                                                                        --------------       -------------
                                                                            39,714,690          44,629,001

Asset held for sale.........................................                 4,095,374                   -

Cash and cash equivalents...................................                 2,858,508           6,761,516
Cash segregated for security deposits.......................                   224,037             202,396
Accounts receivable, net of allowance for doubtful
   accounts of $582,765 and $596,156 at June 30,
   1996 and December 31, 1995, respectively.................                 1,251,136           1,096,937
Prepaid commissions.........................................                   372,128             379,444
Prepaid expenses and other assets...........................                   752,929             716,091
Deferred borrowing costs, net of accumulated
   amortization of $170,196 and $125,641 at June 30,
   1996 and December 31, 1995, respectively.................                   402,967             431,838
                                                                        --------------       -------------
                                                                       $    49,671,769      $   54,217,223
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable......................................           $    21,999,256      $   22,144,921
Mortgage note payable - affiliate...........................                         -             952,538
Accounts payable and accrued expenses.......................                   317,907             358,856
Accrued property taxes......................................                   334,381              59,864
Payable to affiliates - General Partner.....................                    42,088           2,983,409
Advances from affiliates - General Partner..................                         -             168,330
Security deposits and deferred rental revenue...............                   234,558             210,496
                                                                        --------------       -------------
                                                                            22,928,190          26,878,414
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  Partners  -90,000,000  Units  authorized;
     86,533,671 and 86,548,983 Units issued and
     outstanding at June 30, 1996 and December 31, 1995,
     respectively...........................................                27,126,944          27,716,222
   General Partner..........................................                  (383,365)           (377,413)
                                                                        --------------       -------------
                                                                            26,743,579          27,338,809
                                                                        --------------       -------------
                                                                       $    49,671,769      $   54,217,223
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,199,094     $    1,895,463    $    4,383,643      $   3,650,079
   Interest......................             60,592             24,533           120,239             41,382
   Gain on legal settlement......                  -             59,874                 -             59,874
                                       -------------      -------------     -------------       ------------
     Total revenue...............          2,259,686          1,979,870         4,503,882          3,751,335
                                       -------------      -------------     -------------       ------------

Expenses:
   Interest......................            442,675            282,320           886,982            465,195
   Interest - affiliates.........              2,614             30,865            16,090             60,229
   Depreciation and
     amortization................            636,597            681,913         1,370,931          1,258,704
   Property taxes................            204,234            196,962           408,468            392,851
   Personnel expenses............            185,974            184,368           403,838            408,515
   Utilities.....................            225,508            268,068           509,847            549,181
   Repair and maintenance........            249,234            230,834           515,913            453,595
   Property management
     fees - affiliates...........            128,891            111,441           251,449            204,701
   Other property operating
     expenses....................            145,510            147,834           301,980            260,988
   General and administrative....             19,652             18,764            58,495             37,042
   General and administrative -
     affiliates..................            186,558            188,700           375,119            384,662
   Loss on demolition and
     removal of assets...........                  -                  -                 -          1,247,940
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,427,447          2,342,069         5,099,112          5,723,603
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (167,761)    $     (362,199)   $     (595,230)    $   (1,972,268)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (166,083)    $     (358,577)   $     (589,278)    $   (1,952,545)
Net loss allocable
   to General Partner............             (1,678)            (3,622)           (5,952)           (19,723)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (167,761)    $     (362,199)   $     (595,230)    $   (1,972,268)
                                       =============      =============     =============      =============

Net loss per thousand
   limited partnership unit......     $        (1.92)    $        (4.14)   $        (6.81)    $       (22.56)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                  Total
                                                                                                  Partners'
                                                    General                 Limited               Equity
                                                    Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (326,783)         $   32,728,638        $   32,401,855

Net loss..................................              (19,723)             (1,952,545)           (1,972,268)
                                                  --------------          -------------         -------------

Balance at June 30, 1995..................       $     (346,506)         $   30,776,093        $   30,429,587
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (377,413)         $   27,716,222        $   27,338,809

Net loss..................................               (5,952)               (589,278)             (595,230)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (383,365)         $   27,126,944        $   26,743,579
                                                  =============           =============         =============





















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Six Months Ended
                                                                                  June 30,
                                                                        1996                    1995

Cash flows from operating activities:
   Cash received from tenants........................             $      4,214,487         $     3,464,438
   Cash received from legal settlement...............                            -                  59,874
   Cash paid to suppliers............................                   (1,906,906)             (1,576,956)
   Cash paid to affiliates...........................                   (3,567,889)               (194,078)
   Interest received.................................                      120,239                  41,382
   Interest paid.....................................                     (734,035)               (402,946)
   Interest paid to affiliates.......................                      (53,903)                (53,812)
   Property taxes paid and escrowed..................                     (178,603)                (60,503)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                   (2,106,610)              1,277,399
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (551,994)             (7,144,307)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                     (145,665)                (60,906)
   Proceeds from mortgage notes financing............                            -               6,558,550
   Retirement of mortgage note - affiliate...........                     (952,538)                      -
   Repayments of advances from affiliates -
     General Partner.................................                     (130,517)                      -
   Deferred borrowing costs paid.....................                      (15,684)                      -
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                   (1,244,404)              6,497,644
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                   (3,903,008)                630,736

Cash and cash equivalents at beginning of
   period............................................                    6,761,516               1,473,850
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,858,508         $     2,104,586
                                                                   ===============          ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used In)
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net loss.............................................             $       (595,230)        $    (1,972,268)
                                                                   ---------------          --------------

Adjustments to reconcile  net loss to net cash
   provided by (used in)  operating activities:
   Depreciation and amortization.....................                    1,370,931               1,258,704
   Amortization of deferred borrowing costs..........                       44,555                  78,540
   Allowance for doubtful accounts...................                      (13,391)                 (2,344)
   Interest added to advances from affiliates -
     General Partner.................................                            -                   6,417
   Loss on demolition and removal of assets..........                            -               1,247,940
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (21,641)                 21,107
     Accounts receivable.............................                     (140,808)               (177,878)
     Prepaid commissions.............................                        7,316                  (2,025)
     Prepaid expenses and other assets...............                      (36,838)                 29,908
     Accounts payable and accrued expenses...........                      (78,762)                133,997
     Accrued property taxes..........................                      274,517                 289,141
     Payable to affiliates - General Partner.........                   (2,941,321)                395,285
     Security deposits and deferred rental
       revenue.......................................                       24,062                 (29,125)
                                                                   ---------------          --------------

       Total adjustments.............................                   (1,511,380)              3,249,667
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $     (2,106,610)        $     1,277,399
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which were unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

The advances from affiliates at June 30, 1996 and December 31, 1995 consist of the following:

                                                    June 30,     December 31,
                                                      1996           1995
                                                   ----------    ------------

Advances from General Partner.........             $        -     $  130,518
Accrued interest payable..............                      -         37,812
                                                    ---------      ---------
                                                   $        -     $  168,330
                                                    =========      =========

In May 1996, the Partnership repaid all outstanding affiliate advances and the related accrued interest.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:
                                                              Six Months Ended
                                                                  June 30,
                                                         -----------------------
                                                             1996         1995
                                                         ----------   ----------

Property management fees - affiliates................    $  251,449   $  204,701
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................         4,692        6,417
   Interest on mortgage note payable - affiliate.....        11,398       53,812
Charged to general and administrative affiliates:
   Partnership administration........................       111,264      148,480
   Asset management fee..............................       263,855      236,182
                                                          ---------    ---------
                                                         $  642,658   $  649,592
                                                          =========    =========

The total payable to affiliates - General Partner at June 30, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Edison Ford is currently classified as an asset held for sale, no depreciation was taken effective April 1, 1996.

NOTE 6.
- -------

The Partnership recognized a loss on the Northway Mall renovation of $1,247,940 in 1995. This loss is due to the demolition or removal of assets that were previously capitalized.

NOTE 7.
- -------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At June 30, 1996, the Partnership owned one apartment property, two office buildings and two shopping centers. Three of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenue was $2,259,686 and $4,503,882 for the three and six months ended June 30, 1996, respectively, as compared to $1,979,870 and $3,751,335 for the three and six months ended June 30, 1995, respectively.

Rental revenue for the three and six months ended June 30, 1996 increased by $303,631 or 16% and $733,564 or 20%, respectively, as compared to the same periods of 1995. This increase is primarily due to the increased occupancy rate at Northway Mall as a result of the recent capital improvements program.

Interest income increased $36,059 and $78,857 for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. The increase is due to the higher cash balance maintained as a result of the December 1995 Northway Mall mortgage refinancing.

The Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $59,874 gain in the second quarter of 1995 as a result of this settlement.

Expenses:

Total expenses were $2,427,447 and $5,099,112 for the three and six months ended June 30, 1996, respectively, as compared to $2,342,069 and $5,723,603 for the three and six months ended June 30, 1995, respectively. During 1995, the Partnership recognized a loss on the Northway Mall renovation of $1,247,940 for the demolition and removal of assets previously capitalized.

Interest expense increased $160,355 and $421,787 for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995 due to the December 1995 mortgage refinancing at Northway Mall.

Interest expense - affiliates decreased $28,251 and $44,139 for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995 due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Repairs and maintenance increased $18,400 or 8% and $62,318 or 14% for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. The increase is primarily due to an increase in repairs and maintenance expenses at Northway Mall that is attributable to the increased occupancy, as well as the increased snow removal expenses at the property due to the winter weather.

Property management fees - affiliates increased $17,450 or 16% and $46,748 or 23% for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. The increased occupancy at Northway Mall led to an increase in tenant receipts on which the management fee is based.

Other property operating expenses decreased $2,324 or 2% and increased $40,992 or 16% for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. The increase is primarily due to Northway Mall's increases in bad debt, property insurance, and marketing and leasing.

General and administrative expenses increased $21,453 for the six months ended June 30, 1996, as compared to the same period of 1995 due to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow used in operations was $2,106,610 for the six months ended June 30, 1996 as compared to $1,277,399 provided for the same period of 1995. The change in cash flow from operations is primarily due to an increase in cash paid to affiliates. With the loan proceeds of the Northway Mall's financing, the Partnership paid $3.5 million to affiliates including accrued asset management fees and overhead reimbursements to McREMI. The increased occupancy at Northway Mall led to an increase in tenant receipts. The increase in cash paid to suppliers is primarily due to Northway Mall's renovations. The increase in interest paid is due to the Northway Mall's new mortgage loan. Property taxes paid and escrowed increased due to the refund of escrow overage in 1995.

Additions to real estate investments totaled $551,994 for the six months ended June 30, 1996 as compared to $7,144,307 for the same period of 1995. Proceeds from mortgage notes financing totaled $6,558,550 for the six months ended June 30, 1995. The Partnership has undergone a major capital improvement program at Northway Mall in 1995 which greatly enhanced the property's performance. The funding for this program came from a construction mortgage loan encumbering Northway Mall, as well as mortgage loans previously obtained on Westwood Center and Continental Plaza. Permanent financing was obtained in December 1995.

Total principal payments on mortgage notes payable were $145,665 for the six months ended June 30, 1996 as compared to $60,906 for the same period of 1995. With the loan proceeds of Northway Mall, the Partnership repaid a loan of $952,538 from McNeil Real Estate Fund XXVII, L.P., and advances of $130,517 from affiliates in the first half of 1996. The Partnership also paid additional deferred borrowing costs of $15,684 relating to the Northway Mall's refinancing in 1996.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowing under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

Distributions:

During the third quarter of 1996, the Partnership anticipates making a distribution totaling $375,000 to the limited partners of record as of August 1, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is set for the week of October 14, 1996; however, the final outcome of this litigation cannot be determined at this time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorpo-rated by reference to Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

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

         27. Financial Data Schedule for the quarter ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVI, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





August 14, 1996                    By: /s/ Donald K. Reed
- ------------------                    ------------------------------------------
Date                                  Donald K. Reed
                                      President and Chief Executive Officer




August 14, 1996                    By: /s/ Ron K. Taylor
- ------------------                     -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                       McNeil Investors, Inc.




August 14, 1996                    By: /s/ Carol A. Fahs
- ------------------                     -----------------------------------------
Date                                   Carol A. Fahs
                                       Chief Accounting Officer of McNeil Real
                                       Estate Management, Inc.