Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1996-11-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended             September 30, 1996
                          ------------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15460
                            ---------



                       MCNEIL REAL ESTATE FUND XXVI, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                    33-0168395
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip code)



Registrant's telephone number, including area code        (972) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                            1996                 1995
                                                                       ----------------     ---------------
ASSETS
-------
Real estate investments:
   Land.....................................................           $     6,750,456      $    9,189,092
   Buildings and improvements...............................                53,709,446          56,695,050
                                                                        --------------       -------------
                                                                            60,459,902          65,884,142
   Less:  Accumulated depreciation and amortization.........               (21,005,809)        (21,255,141)
                                                                        --------------       -------------
                                                                            39,454,093          44,629,001

Asset held for sale.........................................                 4,095,374                   -

Cash and cash equivalents...................................                 2,291,803           6,761,516
Cash segregated for security deposits.......................                   225,145             202,396
Accounts receivable, net of allowance for doubtful
   accounts of $582,765 and $596,156 at September 30, 1996
   and December 31, 1995, respectively......................                 1,400,425           1,096,937
Prepaid commissions.........................................                   357,900             379,444
Prepaid expenses and other assets...........................                   635,616             716,091
Deferred borrowing costs, net of accumulated
   amortization of $192,473 and $125,641 at Septem-
   ber 30, 1996 and December 31, 1995, respectively.........                   380,689             431,838
                                                                        --------------       -------------
                                                                       $    48,841,045      $   54,217,223
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,904,787      $   22,144,921
Mortgage note payable - affiliate...........................                         -             952,538
Accounts payable and accrued expenses.......................                   241,783             358,856
Accrued property taxes......................................                   259,315              59,864
Payable to affiliates - General Partner.....................                    62,944           2,983,409
Advances from affiliates - General Partner..................                         -             168,330
Security deposits and deferred rental revenue...............                   230,238             210,496
                                                                        --------------       -------------
                                                                            22,699,067          26,878,414
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  Partners  -90,000,000  Units  authorized;
     86,533,671 and 86,548,983 Units issued and
     outstanding at September 30, 1996 and
     December 31, 1995, respectively........................                26,527,610          27,716,222
   General Partner..........................................                  (385,632)           (377,413)
                                                                        --------------       -------------
                                                                            26,141,978          27,338,809
                                                                        --------------       -------------
                                                                       $    48,841,045      $   54,217,223
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                           1996               1995              1996               1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,201,332     $    2,059,713    $    6,584,975      $   5,709,792
   Interest......................             29,933             25,509           150,172             66,891
   Gain on legal settlement......                  -                  -                 -             59,874
                                       -------------      -------------     -------------       ------------
     Total revenue...............          2,231,265          2,085,222         6,735,147          5,836,557
                                       -------------      -------------     -------------       ------------

Expenses:
   Interest......................            441,012            327,998         1,327,994            793,193
   Interest - affiliates.........                  -             30,622            16,090             90,851
   Depreciation and
     amortization................            665,724            846,195         2,036,655          2,104,899
   Property taxes................            186,650            196,962           595,118            589,813
   Personnel expenses............            208,043            201,652           611,881            610,167
   Utilities.....................            256,755            273,716           766,602            822,897
   Repair and maintenance........            222,765            223,662           738,678            677,257
   Property management
     fees - affiliates...........            121,639            113,899           373,088            318,600
   Other property operating
     expenses....................            138,622            161,866           440,602            422,854
   General and administrative....             36,947             22,428            95,442             59,470
   General and administrative -
     affiliates..................            179,744            184,564           554,863            569,226
   Loss on demolition and
     removal of assets...........                  -                  -                 -          1,247,940
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,457,901          2,583,564         7,557,013          8,307,167
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (226,636)    $     (498,342)   $     (821,866)    $   (2,470,610)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (224,370)    $     (493,359)   $     (813,647)    $   (2,445,904)
Net loss allocable
   to General Partner............             (2,266)            (4,983)           (8,219)           (24,706)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (226,636)    $     (498,342)   $     (821,866)    $   (2,470,610)
                                       =============      =============     =============      =============

Net loss per thousand
   limited partnership unit......     $        (2.59)    $        (5.70)   $        (9.40)    $       (28.26)
                                       =============      =============     =============      =============

Distributions per thousand
   limited partnership unit......     $         4.33     $            -    $         4.33     $            -
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                  Total
                                                                                                  Partners'
                                                    General                 Limited               Equity
                                                    Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (326,783)         $   32,728,638        $   32,401,855

Net loss..................................              (24,706)             (2,445,904)           (2,470,610)
                                                  --------------          -------------         -------------

Balance at September 30, 1995.............       $     (351,489)         $   30,282,734        $   29,931,245
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (377,413)         $   27,716,222        $   27,338,809

Net loss..................................               (8,219)               (813,647)             (821,866)

Limited partner distribution..............                    -                (374,965)             (374,965)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (385,632)         $   26,527,610        $   26,141,978
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      6,261,641         $     5,392,120
   Cash received from legal settlement...............                            -                  59,874
   Cash paid to suppliers............................                   (2,807,695)             (2,904,342)
   Cash paid to affiliates...........................                   (3,848,416)               (307,742)
   Interest received.................................                      150,172                  66,891
   Interest paid.....................................                   (1,168,527)               (552,637)
   Interest paid to affiliates.......................                      (53,903)                (81,220)
   Property taxes paid and escrowed..................                     (332,027)               (288,540)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                   (1,798,755)              1,384,404
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (957,121)             (8,231,176)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                     (240,134)                (92,278)
   Proceeds from mortgage notes financing............                            -               6,890,027
   Retirement of mortgage note - affiliate...........                     (952,538)                      -
   Repayments of advances from affiliates -
     General Partner.................................                     (130,517)                      -
   Deferred borrowing costs paid.....................                      (15,683)                      -
   Limited partner distribution......................                     (374,965)                      -
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                   (1,713,837)              6,797,749
                                                                   ---------------          --------------
Net increase (decrease) in cash and cash
   equivalents.......................................                   (4,469,713)                (49,023)

Cash and cash equivalents at beginning of
   period............................................                    6,761,516               1,473,850
                                                                   ---------------          --------------
Cash and cash equivalents at end of period...........             $      2,291,803         $     1,424,827
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used In)
                              Operating Activities

                                                                             Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         1996                    1995
                                                                  -----------------       -----------------
Net loss.............................................             $       (821,866)       $      2,470,610)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by (used in)  operating activities:
   Depreciation and amortization.....................                    2,036,655               2,104,899
   Amortization of deferred borrowing costs..........                       66,832                 117,810
   Allowance for doubtful accounts...................                      (13,391)               (243,765)
   Interest added to advances from affiliates -
     General Partner.................................                            -                   9,631
   Loss on demolition and removal of assets..........                            -               1,247,940
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (22,749)                 32,981
     Accounts receivable.............................                     (290,097)                (83,541)
     Prepaid commissions.............................                       21,544                  16,427
     Prepaid expenses and other assets...............                       80,475                (278,038)
     Accounts payable and accrued expenses...........                     (154,886)                 98,213
     Accrued property taxes..........................                      199,451                 276,628
     Payable to affiliates - General Partner.........                   (2,920,465)                580,084
     Security deposits and deferred rental
       revenue.......................................                       19,742                 (24,255)
                                                                   ---------------          --------------

       Total adjustments.............................                     (976,889)              3,855,014
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $     (1,798,755)        $     1,384,404
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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                          Notes to Financial Statements

                               September 30, 1996

                                   (Unaudited)

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The advances from affiliates at September 30, 1996 and December 31, 1995 consist of the following:

                                                                   September 30,             December 31,
                                                                       1996                     1995
                                                                  ----------------         ---------------
Advances from General Partner........................             $              -        $        130,518
Accrued interest payable.............................                            -                  37,812
                                                                   ---------------         ---------------
                                                                  $              -        $        168,330
                                                                   ===============         ===============

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Nine Months Ended
                                                                               September 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------        ----------------
Property management fees - affiliates................             $        373,088        $        318,600
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                        4,692                   9,631
   Interest on mortgage note payable - affiliate.....                       11,398                  81,220
Charged to general and administrative affiliates:
   Partnership administration........................                      154,642                 220,054
   Asset management fee..............................                      400,221                 349,172
                                                                   ---------------         ---------------
                                                                  $        944,041        $        978,677
                                                                   ===============         ===============

The total payable to affiliates - General Partner at September 30, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Edison Ford Square is currently classified as an asset held for sale, no depreciation was taken effective April 1, 1996.

NOTE 6.
-------

The Partnership recognized a loss on the Northway Mall renovation of $1,247,940 in 1995. This loss is due to the demolition or removal of assets that were previously capitalized.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At September 30, 1996, the Partnership owned one apartment property, two office buildings and two shopping centers. Three of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue was $2,231,265 and $6,735,147 for the three and nine months ended September 30, 1996, respectively, as compared to $2,085,222 and $5,836,557 for the three and nine months ended September 30, 1995, respectively.

Rental revenue for the three and nine months ended September 30, 1996 increased by $141,619 or 7% and $875,183 or 15%, respectively, as compared to the same periods of 1995. This increase is primarily due to the increased occupancy rate at Northway Mall as a result of the recent capital improvements program.

Interest income increased $4,424 and $83,281 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995. The increase is due to the higher cash balance maintained as a result of the December 1995 Northway Mall mortgage refinancing.

The Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $59,874 gain in the second quarter of 1995 as a result of this settlement.

Expenses:

Total expenses were $2,457,901 and $7,557,013 for the three and nine months ended September 30, 1996, respectively, as compared to $2,583,564 and $8,307,167 for the three and nine months ended September 30, 1995, respectively. During 1995, the Partnership recognized a loss on the Northway Mall renovation of $1,247,940 for the demolition and removal of assets previously capitalized.

Interest expense increased $113,014 and $534,801 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995 due to the December 1995 mortgage refinancing at Northway Mall.

Interest expense - affiliates decreased $30,622 and $74,761 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995 due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Repairs and maintenance increased $61,421 or 9% for nine months ended September 1996, as compared to the same period of 1995. The increase is primarily due to an increase in repairs and maintenance expenses at Northway Mall that is attributable to the increased occupancy, as well as the increased snow removal expenses at the property due to the winter weather.

Property management fees - affiliates increased $7,740 or 7% and $54,488 or 17% for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995. The increased occupancy at Northway Mall led to an increase in tenant receipts on which the management fee is based.

General and administrative expenses increased $35,972 for the nine months ended September 30, 1996, as compared to the same period of 1995 due to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in operations was $1,798,755 for the nine months ended September 30, 1996 as compared to $1,384,404 provided for the same period of 1995. The change in cash flow from operations is primarily due to an increase in cash paid to affiliates. With the loan proceeds of the Northway Mall's financing, the Partnership paid $3.8 million to affiliates including accrued asset management fees and overhead reimbursements to McREMI. The increased occupancy at Northway Mall led to an increase in tenant receipts. The increase in cash paid to suppliers is primarily due to Northway Mall's renovations. The increase in interest paid is due to the Northway Mall's new mortgage loan. Property taxes paid and escrowed increased due to the refund of escrow overage in 1995.

Additions to real estate investments totaled $957,121 for the nine months ended September 30, 1996 as compared to $8,231,176 for the same period of 1995. Proceeds from mortgage notes financing totaled $6,890,027 for the nine months ended September 30, 1995. The Partnership has undergone a major capital improvement program at Northway Mall in 1995 which greatly enhanced the property's performance. The funding for this program came from a construction mortgage loan encumbering Northway Mall, as well as mortgage loans previously obtained on Westwood Center and Continental Plaza. Permanent financing was obtained in December 1995.

Total principal payments on mortgage notes payable were $240,134 for the nine months ended September 30, 1996 as compared to $92,278 for the same period of 1995. With the loan proceeds of Northway Mall, the Partnership repaid a loan of $952,538 from McNeil Real Estate Fund XXVII, L.P., and advances of $130,517 from affiliates in the first half of 1996. The Partnership also paid additional deferred borrowing costs of $15,683 relating to the Northway Mall's refinancing in 1995 and distributed $374,965 to the limited partners.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowing under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

Long-term liquidity:

While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001 followed by a dissolution of the Partnership. In this regard, the Partnership has placed Edison Ford Square on the market for sale.

The mortgage notes payable on Amargosa Creek Apartments and Westwood Center mature in 1998 and the Partnership expects to refinance these notes at that time.

Distributions:

During the third quarter of 1996, the Partnership distributed $374,965 to the limited partners.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
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

The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is anticipated to be set for early December 1996; however, the final outcome of this litigation cannot be determined at this time.

ITEM 5.  OTHER INFORMATION

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $0.092 per unit (the original offer price of $0.096 was reduced by the August 1996 distributions to unitholders of $0.004 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVI, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By:  /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.