Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1997-03-28
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1996
                               -------------------------------------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15460
                            --------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code   (972)  448-5800
                                                  ------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

83,583,671 of the registrant's 86,530,671 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 38

                                TOTAL OF 40 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXVI, L.P., (the "Partnership"), formerly known as Southmark Equity Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential and commercial properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 86, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

On July 22, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-5568) and commenced a public offering for sale of $90,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 21, 1987 with 86,553,913 Units sold at one dollar each, or gross proceeds of $86,553,913 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15460). In 1995 and 1996, 4,930 and 15,312 Units, respectively, were relinquished leaving 86,533,671 Units outstanding as of December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1996, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 1998. In this regard, the Partnership has placed Edison Ford Square on the market for sale. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In September 1996, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.092 (the original offer price of $0.096 was reduced by the August 1996 distribution of $0.004 per Unit). In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on November 22, 1996. The General Partner believes that as of January 31, 1997, High River has purchased approximately 1.01% of the Partnership's outstanding Units. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned by the Partnership in fee and are encumbered by mortgage indebtedness, with the exception of Edison Ford Square and Continental Plaza. See Item 8 - Note 5 "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis of                          1996            Date
Property              Description            Property            Debt        Property Taxes     Acquired
--------              -----------           -------------        ----        --------------     --------
Real Estate Investments:

Amargosa Creek        Apartments
   Lancaster, CA      216 units           $    5,668,135     $   4,759,298     $      73,931       12/86

Continental Plaza     Office Building
   Scottsdale, AZ     54,533 sq. ft.           2,211,351                 -            43,542       11/86

Northway Mall         Retail Center
   Pittsburgh, PA     390,045 sq. ft.         23,794,216        14,805,922           353,388        6/87

Westwood Center       Office Building
   Tampa, FL          126,479 sq. ft.          7,305,414         2,250,526           146,979        3/87

Asset Held for Sale:

Edison Ford
Square                Retail Center
   Fort Myers, FL     144,069 sq. ft.          3,008,374                 -            55,913        7/87
                                           -------------      ------------      ------------
                                          $   41,987,490     $  21,815,746     $     673,753
                                           =============      ============      ============

-----------------------------------------
Total:   Apartments  -  216 Units
         Retail Centers - 534,114 sq. ft.
         Office Buildings - 181,012 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Amargosa Creek
   Occupancy Rate............             91%             92%            89%            86%             95%
   Rent Per Square Foot......       $    6.96      $     7.15     $     7.17      $    6.94      $     6.87

Edison Ford Square
   Occupancy Rate............             56%             46%            54%            80%             83%
   Rent Per Square Foot......       $    4.50      $     4.80     $     5.84      $    6.43      $     6.28

Continental Plaza
   Occupancy Rate............            100%            100%            98%            98%             72%
   Rent Per Square Foot......       $   12.55      $    12.03     $    10.50      $   10.30      $     8.68

Northway Mall
   Occupancy Rate............             90%             87%            61%            53%             78%
   Rent Per Square Foot......       $   11.19      $     8.97     $     5.74      $    6.59      $     8.37

Westwood Center
   Occupancy Rate............             99%             92%            90%            95%             88%
   Rent Per Square Foot......       $   13.44      $    11.95     $    11.78      $   11.58      $     8.77

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

Competitive Conditions
----------------------

Amargosa Creek Apartments
-------------------------

Amargosa Creek Apartments, built in 1984, is located in the Mojave Desert, east of the Antelope Valley Freeway, south of downtown Lancaster, California. The major industry in the Antelope Valley is aerospace and Edward's Air Force Base is located 26 miles from the property. During the past three years the property has had interior and exterior upgrades that were necessary to compete with the market as well as to overcome the negative reputation created by being located in a high-crime locale. These improvements have proven to be effective, as the property ended the year at an occupancy rate of 91% which is three percent ahead of the market average. Amargosa Creek is expected to continue to demonstrate stabilized economic growth during 1997 and beyond; however, since the market is strongly affected by the aerospace industry; any layoffs or growth would significantly impact the property's performance.

Continental Plaza
-----------------

Continental Plaza is an office building located in prestigious north Scottsdale, Arizona, an eastern suburb of Phoenix. The garden-style property consists of two Spanish style buildings surrounding a courtyard. Continental Plaza ended the year at a 100% occupancy rate as compared to a market average of 97%. Rental rates in the Scottsdale market declined in the early 1990's due to an oversupply of office space. Minimal commercial growth since then is allowing the market to recover. Occupancy rates at Continental Plaza are expected to remain at current levels during 1997 and revenue growth is expected due to escalating lease rates.

Edison Ford Square
------------------

Edison Ford Square, built in 1960 and located in downtown Fort Myers, Florida, has evolved from primarily a retail center to more of a service center. This transformation occurred as a result of demographic changes that reduced major retailers' interest in this location. Formerly known as Boulevard Plaza, the property was renamed to Edison Ford Square in 1993 due to the property's proximity to the Thomas Edison and Henry Ford estates. The property is located within walking distance of this historical attraction; thus the name was changed to capitalize on the tourism market. Plans for a major renovation that would capture the architecture and style of the Edison home began in 1993; however the loss of two major anchors in 1994 made this renovation impractical. The property, located in the center of the downtown entertainment district, offers easy access, high visibility and expansive parking; however the property is dated in appearance and has a lot of deferred maintenance. On April 1, 1996, the Partnership placed Edison Ford Square on the market for sale.

Northway Mall
-------------

Northway Mall, built in the early 1960's and opened in 1962, is a multi-level facility consisting of approximately 397,000 square feet of retail space and mezzanine level office suites. It is located 12 miles south of the Pennsylvania State Turnpike in the North Hills area of Pittsburgh, Pennsylvania. In August 1994 after the construction financing was secured, the mall was renovated and had a grand opening and ribbon cutting on May 6, 1995. Management is currently searching for one tenant to occupy approximately 11,000 square feet. The occupancy rate at December 31, 1996 was 90% and is projected to reach 97% during 1997. The greater Pittsburgh area is very stable with occupancies approaching the 90% mark and shopping centers adjacent to Northway Mall are currently 92% occupied.

Westwood Center
---------------

Westwood Center, an eight-story office building built in 1984, is located in the Westshore Business District of Tampa, Florida. Improvements over the past few years have allowed the property to maintain competitiveness with the local market. Overall, the Westshore Business District continues to hold stable occupancies of 91% and Westwood Center ended the year with a 99% occupancy. Current market concerns include the property's location near a declining neighborhood and the area's higher than average crime rate. Presently, there is no new office building construction in the Westshore Business District, and the property is positioned for steady growth in the coming years. Management is currently working on renewing the leases that expire during 1997. Westwood Center is located in a stable market and management does not anticipate any difficulty in releasing the space that may come available during the year.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------         -----------        -----------
Continental Plaza
1997                            10                   14,077          $   189,595             28%
1998                             8                   14,570              183,025             27%
1999                             3                    4,237               53,676              8%
2000                             5                   18,279              205,799             30%
2001                             2                    3,374               43,886              7%
2002-2006                        -                        -                    -              -

Edison Ford Square
1997                            4                    32,646          $    65,863              8%
1998                            4                    11,179               85,477             10%
1999                           12                    37,603              226,058             28%
2000                            2                     6,029               37,057              5%
2001                            3                     3,960               31,718              4%
2002                            2                     7,430               56,273              7%
2003                            -                         -                    -              -
2004                            2                     5,028               60,238              7%
2005                            -                         -                    -              -
2006                            1                     1,673               11,711              1%

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Northway Mall
1997                            5                     5,623          $    57,148              2%
1998                            3                     8,656               70,107              2%
1999                            7                    84,615              445,458             12%
2000                           10                    20,099              231,689              6%
2001                           10                    34,844              419,503             11%
2002                            5                    14,409              165,136              5%
2003                            2                     7,019               77,690              2%
2004                            1                    69,639              405,299             11%
2005                            3                    39,304              436,390             12%
2006                            -                         -                    -              -

Westwood Center
1997                           15                    40,054          $   556,690             32%
1998                            2                     2,392               33,151              2%
1999                           11                    41,405              590,588             34%
2000                            -                         -                    -              -
2001                            7                    36,264              498,179             29%
2002-2006                       -                         -                    -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


Nature of
Business                       Square Footage                                             Lease
   Use                              Leased                    Annual Rent               Expiration
---------                      --------------                 -----------               ----------
Continental Plaza
   General Business                   5,952                    $  72,912                   2000
   General Business                  10,433                      109,547                   2000

Edison Ford Square
   Office Storage                    25,546                    $  60,000                   1997

Northway Mall
   Department Store                  73,500                    $ 275,625                   1999
   Department Store                  69,639                      405,299                   2004

Westwood Center
   General Office                    13,009                    $ 167,426                   1997
   General Office                    14,640                      209,352                   1999
   General Office                    17,225                      241,152                   2001

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 2, collectively, the

     "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A)   There  is  no   established  public trading market for limited partnership units, nor is one expected to develop.

(B)   Title of Class                        Number of Record Unit Holders
      --------------                        -----------------------------

      Limited partnership units             7,023 as of January 31, 1997

(C) Distributions of $374,965 were paid to the limited partners in 1996. No distributions were made to the partners in 1995 and 1994. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies Distributions".

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   8,579,073  $   7,568,361  $    6,385,998  $   6,708,736  $   6,942,367
Write-down for impair-
   ment of real estate.......          (1,087,000)    (2,200,000)              -     (7,239,353)    (4,602,377)
Loss before extraordinary
   items.....................          (2,347,920)    (5,063,046)     (1,938,063)    (8,843,767)    (6,795,983)
Extraordinary items..........                   -              -               -              -         91,952
Net loss.....................          (2,347,920)    (5,063,046)     (1,938,063)    (8,843,767)    (6,704,031)

Loss per thousand limited
   partnership units:
   Loss before
     extraordinary items.....       $      (26.86)$      (57.91)  $       (22.17)  $    (101.15) $      (77.73)
   Extraordinary items.......                   -              -               -              -           1.05
                                     ------------   ------------   -------------    -----------   ------------
   Net loss..................       $      (26.86) $      (57.91) $       (22.17)  $    (101.15) $      (76.68)
                                     ============   ============   =============    ===========   ============

Distributions per thousand
   limited partnership
   units.....................       $        4.33  $           -  $            -   $          -  $           -
                                     ============   ============   =============    ===========   ============

                                                              As of December 31,
Balance Sheets                         1996            1995            1994           1993           1992
--------------                      ------------   -------------  --------------  -------------  -------------

Real estate investments,
   net.......................       $  38,979,116  $  44,629,001  $   41,738,690   $ 39,917,222  $  48,201,116
Asset held for sale..........           3,008,374              -               -              -              -
Total assets.................          47,124,512     54,217,223      45,208,188     45,097,635     49,921,437
Mortgage notes payable.......          21,815,746     23,097,459       9,350,045      8,343,376      4,871,326
Partners' equity.............          24,615,924     27,338,809      32,401,855     34,339,918     43,183,685

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1987, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The original acquisitions of properties were all cash. In 1993, the Partnership obtained refinancing on Amargosa Creek Apartments, financing on Westwood Center and also obtained financing on Continental Plaza from an affiliate of the General Partner. The affiliate loan was paid off in January 1996. In 1994, the Partnership obtained a construction loan to finance the major capital improvement program at Northway Mall. The capital improvement program at Northway Mall was completed during 1995 and the property obtained permanent financing in December 1995, as discussed below.

Edison Ford Square is a 141,000 sq. ft. retail center in Fort Myers, Florida that has evolved from primarily retail to more of a service center use. It was 56%, 46% and 54% occupied at December 31, 1996, 1995 and 1994. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates, which are significant historical attractions in the area. Plans for a major renovation that would have captured the architecture and style of the Edison home began in 1993. However, with the loss of two major anchors in 1994, it was not viable to continue this project. During 1995, a full, in-depth market analysis was performed to determine the center's highest and best use. It was determined that the only viable alternative would be a complete redevelopment and renovation of the center; however, the Partnership decided not to pursue this alternative because of the inherent risks and economic uncertainties. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995. These facts led management to conclude that the asset was impaired. Accordingly, the Partnership recorded a write-down for impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated fair value. In accordance with management's plans to begin an orderly liquidation of the Partnership, the property was placed on the market for sale effective April 1, 1996. During 1996, management was informed that a major tenant, occupying approximately 10,900 sq. ft., was terminating its lease in 1997. Additionally, based on a shorter holding period of the property established in management's liquidation plans; it was determined that the Partnership could not ultimately realize its adjusted carrying value through future cash flows. Accordingly, an additional write-down for impairment in the amount of $1,087,000 was recorded against the property's buildings and improvements during the fourth quarter of 1996.

The Partnership has undergone a major capital improvements program to convert Northway Mall into a value oriented retail shopping center specializing in brand name merchandise at less-than-retail prices during 1994 and 1995. The decision to renovate the mall was made after exhaustive analyses and studies conducted by management to determine future cash flows of the mall based upon stabilized leases. In the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance a portion of the capital improvement program. The mortgage note allowed for monthly principal draws in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate at December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which was the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 were capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Management obtained permanent financing for the capital improvements program in December 1995. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note, the affiliate mortgage note, the affiliate advances from General Partner, as well as deferred payable to affiliates as discussed below. The renovations were completed during 1995. As a part of the renovations, assets valued at approximately $1,248,000 were demolished or removed and written off in the fourth quarter of 1995.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Partnership  revenues  increased  by  $1,029,001  or 13% in 1996 as  compared to
1995.   Rental   revenue  increased   $1,010,712  and interest  income increased
$78,163.

Rental revenue increases were mainly due to increased occupancies at Northway Mall and Westwood Center. Average occupancy at Northway Mall was 89% in 1996 and 79% in 1995 with rental income increasing approximately $865,000 in 1996 as compared to prior year. Occupancy at Westwood Center increased to 99% at December 31, 1996 from 92% at December 31, 1995 with rental income increasing approximately $192,000.

Interest income increased $78,163 or 80% due to a greater amount of cash available for short-term investment during most of 1996. Although there was a decrease in total cash and cash equivalents in 1996, the decrease was mainly due to the payment of payable to affiliates, repayments of advances from affiliates, as well as distribution to limited partners.

In 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $59,874 gain during 1995 as a result of this settlement. No such gain was recognized in 1996.

Expenses:

Total expenses decreased by $1,686,125 or 13% in 1996 as compared to 1995. The decrease was mainly due to a loss on the Northway Mall renovation of $1,247,940 for the 1995 demolition and removal of assets previously capitalized in 1995. During 1996 and 1995, Edison Ford Square recorded impairment write-downs of $1,087,000 and $2,200,000, respectively.

Interest  expense  increased   $622,386 or 54% in 1996 as compared to prior year
due to the December  1995  mortgage refinancing of Northway Mall.

Interest expense - affiliate decreased $104,675 or 87% due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Property management fees - affiliates increased $62,829 or 14% due to the increased rental income at Northway Mall and Westwood Center as discussed above.

General and administrative expenses increased $209,212 due to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer as discussed in Item 1 - Business.

General and  administrative - affiliates  expenses decreased $115,251 or 14% due
to  decreased   overhead   reimbursement   to  McREMI  for   administering   the
Partnership's affairs.

1995 compared to 1994

Revenue:

Partnership revenues increased by $1,271,972 or 20% in 1995 as compared to 1994. Rental revenue and interest income increased by $1,182,363 and $29,735, respectively.

Rental revenue for 1995 were $7,568,361 as compared to $6,385,998 for 1994. This increase is primarily due to the increase in occupancy rates at four of the five Partnership's properties, with the largest increase occurring at Northway Mall.

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

Expenses:

Total expenses increased $4,396,955 or 52% in 1995 as compared 1994 primarily due to an increase in interest, depreciation and amortization expense, the loss on demolition and replacement of assets at Northway Mall, and the write-down for impairment on Edison Ford Square, as discussed below.

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

The Partnership recognized a loss on Northway Mall renovation of $1,247,940 in 1995. This loss was due to the demolition or removal of assets that were previously capitalized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in the Partnership operations was $1,588,873 in 1996 as compared to $1,472,199 of cash provided in 1995 and $966,845 in 1994. The change in cash flow from operations in 1996 as compared to 1995 was primarily due to an increase of $3,671,320 in cash paid to affiliates. With the loan proceeds of Northway Mall's financing, the Partnership was able to pay all deferred asset management fees and overhead reimbursements to McREMI, bringing the balance of payable to affiliates - General Partner to $91,462 as of December 31, 1996 from $2,983,409 as of December 31,1995. Interest paid also increased with the December 1995 mortgage refinancing of Northway Mall. The increased occupancy at Northway Mall and Westwood Center led to an increase in tenant receipts and partially offset the decrease in cash flow.

The change in cash provided by operations in 1995 as compared to 1994 is primarily due to an increase in tenant receipts, a decrease in property taxes paid and a gain on the settlement of bankruptcy claims against Southmark as discussed in Item 1 - Business - "Southmark Bankruptcy and Change in General Partner". These cash changes were offset by an increase in interest paid. The increased occupancy at Northway Mall and Continental Plaza was substantially responsible for the increase in tenant receipts. The decrease in property tax payments is primarily due to a change in the due date of the tax payments for Edison Ford Square. The 1993 taxes were paid in February 1994 and the 1994 taxes were paid in December 1994.

Expenditures related to additions to real estate in 1996 utilized $1,158,736 of Partnership cash flows as compared to $9,732,038 during 1995 and $3,551,769 during 1994. The increase in the additions to real estate in 1995 was primarily due to the capital improvement program at Northway Mall. In the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance the capital improvement program. The mortgage note allowed for monthly withdrawals of principal in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate at December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 were capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Principal payments on mortgage notes payable were $329,175 in 1996 as compared to $131,113 in 1995 and $114,804 in 1994. The increase in 1996 was due to Northway Mall's December 1995 permanent financing for the capital improvements program. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002.

The proceeds from the Northway Mall refinancing were used to pay off the construction mortgage note, a $952,538 mortgage loan from McNeil Real Estate Fund XXVII, L.P., as well as $130,517 advances from affiliates - General Partner.

The Partnership distributed $374,965 to the limited partners in 1996 of cash from operations.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $2,211,029. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $2,041,000 for necessary capital improvements for all properties in 1997.

The General Partner has, at its discretion, advanced funds to the Partnership to fund working capital requirements. All outstanding advances from affiliates and the related accrued interest were repaid in 1996. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The advances from affiliates at December 31, 1996 and 1995 consist of the following:

                                                1996             1995
                                           -------------     ------------
    Advances from General Partner          $           -     $    130,518
    Accrued interest payable                           -           37,812
                                            ------------      -----------
                                           $           -     $    168,330
                                            ============      ===========

The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.25% at May 20, 1996, when the Partnership repaid the advances and 8.5% at December 31, 1995.

Long-term liquidity:

While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations could deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. There is no assurance that affiliate support could be arranged, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has significant mortgage maturities during 1998, and management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 1998. In this regard, the Partnership has placed Edison Ford Square on the market for sale.

Distributions:

In 1996, the Partnership distributed $374,965 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1996 and 1995...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years in
      the period ended December 31, 1996..........................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -
      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       33




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVI, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVI, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                       -----------------------------------
                                                                             1996                 1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:

   Land.....................................................           $     6,750,456      $    9,189,092
   Buildings and improvements...............................                53,911,061          56,695,050
                                                                        --------------       -------------
                                                                            60,661,517          65,884,142
   Less:  Accumulated depreciation and amortization.........               (21,682,401)        (21,255,141)
                                                                        --------------       -------------
                                                                            38,979,116          44,629,001

Asset held for sale.........................................                 3,008,374                   -

Cash and cash equivalents...................................                 2,211,029           6,761,516
Cash segregated for security deposits.......................                   233,426             202,396
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 and $596,156 at
   December 31, 1996 and 1995, respectively.................                 1,276,997           1,096,937
Prepaid commissions.........................................                   349,018             379,444
Prepaid expenses and other assets...........................                   709,030             716,091
Deferred borrowing costs, net of accumulated
   amortization of $215,640 and $125,641 at
   December 31, 1996 and 1995, respectively.................                   357,522             431,838
                                                                        --------------       -------------
                                                                       $    47,124,512      $   54,217,223
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,815,746      $   22,144,921
Mortgage note payable - affiliate...........................                         -             952,538
Accounts payable and accrued expenses.......................                   306,284             358,856
Accrued property taxes......................................                    58,660              59,864
Payable to affiliates - General Partner.....................                    91,462           2,983,409
Advances from affiliates - General Partner..................                         -             168,330
Security deposits and deferred rental income................                   236,436             210,496
                                                                        --------------       -------------
                                                                            22,508,588          26,878,414
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  -  90,000,000 limited partnership
     units  authorized;  86,533,671 and 86,548,983
     limited partnership units issued and outstanding
     at December 31, 1996 and 1995, respectively............                25,016,816          27,716,222
   General Partner..........................................                  (400,892)           (377,413)
                                                                        --------------       -------------
                                                                            24,615,924          27,338,809
                                                                        --------------       -------------
                                                                       $    47,124,512      $   54,217,223
                                                                        ==============       =============

                 See accompanying notes to financialstatements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996                1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    8,579,073     $    7,568,361    $     6,385,998
   Interest ...............................               176,370             98,207             68,472
   Gain on legal settlement................                     -             59,874                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             8,755,443          7,726,442          6,454,470
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             1,770,932          1,148,546            679,425
   Interest - affiliates...................                16,090            120,765             94,212
   Depreciation and amortization...........             2,713,247          2,682,731          2,441,357
   Property taxes..........................               673,753            654,260            614,985
   Bad debt................................                13,759            (13,025)           109,404
   Personnel expenses......................               799,842            781,301            715,027
   Utilities...............................               996,025          1,060,645          1,003,866
   Repairs and maintenance.................               971,273            962,791            955,631
   Property management fees -
     affiliates............................               499,835            437,006            385,116
   Other property operating expenses.......               584,823            623,705            572,235
   General and administrative..............               271,913             62,701            110,780
   General and administrative -
     affiliates............................               704,871            820,122            710,495
   Write-down for impairment
     of real estate........................             1,087,000          2,200,000                  -
   Loss on demolition and replacement
     of assets.............................                     -          1,247,940                  -
                                                    -------------      -------------     --------------
     Total expenses........................            11,103,363         12,789,488          8,392,533
                                                    -------------      -------------     --------------

Net loss...................................        $   (2,347,920)    $   (5,063,046)   $    (1,938,063)
                                                    =============      =============     ==============

Net loss allocable to limited
   partners................................        $   (2,324,441)    $   (5,012,416)   $    (1,918,682)
Net loss allocable to General
   Partner.................................               (23,479)           (50,630)           (19,381)
                                                    -------------      -------------     --------------
Net loss...................................        $   (2,347,920)    $   (5,063,046)   $    (1,938,063)
                                                    =============      =============     ==============

Net loss per thousand limited
   partnership units.......................        $       (26.86)    $       (57.91)   $        (22.17)
                                                    =============      =============     ==============

Distribution per thousand limited
   partnership units.......................        $         4.33     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                   Total
                                                    General                  Limited               Partners'
                                                    Partner                  Partners              Equity
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1993..............       $      (307,402)        $    34,647,320       $    34,339,918

Net loss..................................               (19,381)             (1,918,682)           (1,938,063)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............              (326,783)             32,728,638            32,401,855

Net loss..................................               (50,630)             (5,012,416)           (5,063,046)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (377,413)             27,716,222            27,338,809

Net loss..................................               (23,479)             (2,324,441)           (2,347,920)

Distributions.............................                     -                (374,965)             (374,965)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $      (400,892)        $    25,016,816       $    24,615,924
                                                  ==============          ==============        ==============



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996                1995             1994
                                                   --------------     ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    8,380,164     $    7,284,225    $     6,369,873
   Cash received from legal settlement.....                     -             59,874                  -
   Cash paid to suppliers..................            (3,723,971)        (3,729,096)        (3,625,342)
   Cash paid to affiliates.................            (4,096,653)          (425,333)          (408,803)
   Interest received.......................               176,370             98,207             68,472
   Interest paid...........................            (1,587,720)        (1,008,659)          (581,020)
   Interest paid to affiliates.............               (53,903)          (107,937)           (98,941)
   Property taxes paid.....................              (683,160)          (699,082)          (757,394)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     operating activities..................            (1,588,873)         1,472,199            966,845
                                                    -------------      -------------     --------------

Net cash used in investing activities:
   Additions to real estate
     investments...........................            (1,158,736)        (9,732,038)        (3,551,769)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (329,175)          (131,113)          (114,804)
   Proceeds from mortgage notes
     refinancing...........................                     -         13,878,527          1,121,473
   Retirement of mortgage note -
     affiliate.............................              (952,538)                 -                  -
   Repayment of advances from
     affiliates - General Partner..........              (130,517)                 -                  -
   Deferred borrowing costs paid...........               (15,683)          (199,909)          (214,218)
   Distributions...........................              (374,965)                 -                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     financing activities..................            (1,802,878)        13,547,505            792,451
                                                    -------------      -------------    ---------------

Net increase (decrease) in cash and
   cash equivalents........................            (4,550,487)         5,287,666         (1,792,473)

Cash and cash equivalents at
     beginning of year.....................             6,761,516          1,473,850          3,266,323
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    2,211,029     $    6,761,516    $     1,473,850
                                                    =============      =============     ==============

     See discussion of noncash investing and financing activities in Note 4


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995              1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $   (2,347,920)    $   (5,063,046)   $    (1,938,063)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...........             2,713,247          2,682,731          2,441,357
   Amortization of deferred borrowing
     costs.................................                89,999            156,331             99,166
   Allowance for doubtful accounts.........               (23,764)          (267,858)            28,391
   Interest added to advances from
     affiliates - General Partner, net.....               (37,813)            12,828             10,624
   Write-down for impairment
     of real estate........................             1,087,000          2,200,000                  -
   Loss on demolition and replacement
      of assets............................                     -          1,247,940                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (31,030)            31,363            (14,079)
     Accounts receivable...................              (156,296)           (39,438)            72,453
     Prepaid commissions...................                30,426             25,099            (65,834)
     Prepaid expenses and other
       assets..............................                 7,061           (536,646)            12,563
     Accounts payable and accrued
       expenses............................               (52,572)           187,789           (215,007)
     Accrued property taxes................                (1,204)            24,539           (142,695)
     Payable to affiliates - General
       Partner.............................            (2,891,947)           831,795            671,455
     Security deposits and deferred
       rental income.......................                25,940            (21,228)             6,514
                                                    -------------      -------------     --------------

         Total adjustments.................               759,047          6,535,245          2,904,908
                                                    -------------      -------------     --------------

Net cash provided by (used in)
     operating activities..................        $   (1,588,873)    $    1,472,199    $       966,845
                                                    =============      =============     ==============

                 See accompanying notes to financialstatements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXVI, L.P., (the "Partnership"), formerly known as Southmark Equity Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential and commercial properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. The Partnership has determined to evaluate market and other economic conditions to established the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

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

Prepaid Commissions
-------------------

Leasing commissions incurred to obtain leases on commercial properties are capitalized and amortized using the straight-line method over the term of the related leases. Amortization of leasing commissions is included in other property operating expenses in the Statement of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancings) shall be distributed 100% to the limited partners, with such distributions first paying the limited partners' Priority Return and then to all limited partners on a per limited partnership unit ("Unit") basis. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancings with such distributions first paying the limited partners Priority Return; as defined, then the limited partners' Additional Priority Return, then repayment of Original Invested Capital, and of the remainder, to the limited partners on a per Unit basis. The limited partners' Priority Return represents a 8 1/4% cumulative return on their Adjusted Invested Capital balance, as defined. The limited partners' Additional Priority Return represents a 1% cumulative return on their Adjusted Invested Capital balance, as defined.

In connection with a Terminating Disposition, as defined, cash from sales or refinancings and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

In 1996, the Partnership distributed $374,965 to the limited partners. There were no distributions to partners in 1995 and 1994.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand Units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per Unit information has been computed based on 86,534 thousand Units outstanding in 1996, 86,549 thousand Units outstanding in 1995, and 86,554 thousand Units outstanding in 1994.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                               For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                          1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      499,835     $      437,006    $       385,116
Charged to interest  - affiliates:
   Interest on mortgage note payable -
     affiliate.............................                11,398            107,937             83,588
   Interest on advances from
     affiliates - General Partner..........                 4,692             12,828             10,624
Charged to general and administrative -
   affiliates:
   Partnership administration..............               198,810            300,846            245,583
   Asset management fee....................               506,061            519,276            464,912
                                                    -------------      -------------     --------------
                                                   $    1,220,796     $    1,377,893    $     1,189,823
                                                    =============      =============     ==============

The payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations. During 1996, the Partnership paid a total of $3,599,772 to McREMI, which included repayment of all deferred asset management fees and overhead reimbursements.

The General Partner has, at its discretion, advanced funds to the Partnership to meet its working capital requirements. The advances were repaid during 1996. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The advances from affiliates at December 31, 1996 and 1995 consist of the following:

                                                   1996              1995
                                              -------------     ------------
         Advances from General Partner        $           -     $    130,518
         Accrued interest payable                         -           37,812
                                               ------------      -----------
                                              $           -     $    168,330
                                               ============      ===========

The advances were unsecured, due on demand and accrued interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 8.25% on May 20, 1996, the date when the Partnership repaid all outstanding affiliate advances and the related accrued interest.

In 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $952,538. The note was secured by Continental Plaza and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 2 1/2% with the principal balance due March 1, 1996. On January 8, 1996, the Partnership repaid the mortgage loan.

NOTE 3 - TAXABLE INCOME
-----------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $38,453,377 in 1996, $39,813,538 in 1995 and $35,628,694 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1996 and 1995, are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and        Depreciation         Net Book
       1996                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------
Amargosa Creek
   Lancaster, CA               $      794,635     $     8,591,890     $    (3,718,390)    $     5,668,135
Continental Plaza
   Scottsdale, AZ                   1,975,324           2,036,191          (1,800,164)          2,211,351
Northway Mall
   Pittsburgh, PA                   2,965,329          30,680,454          (9,851,567)         23,794,216
Westwood Center
   Tampa, FL                        1,015,168          12,602,526          (6,312,280)          7,305,414
                                -------------      --------------      --------------       -------------
                               $    6,750,456     $    53,911,061     $   (21,682,401)     $   38,979,116
                                =============      ==============      ==============       =============

                                   Accumulated
                                                   Buildings and        Depreciation         Net Book
       1995                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ----------------

Amargosa Creek                 $      794,635     $     8,517,021     $    (3,340,699)     $    5,970,957
Edison Ford Square                  2,438,636           3,786,804          (2,243,237)          3,982,203
Continental Plaza                   1,975,324           1,955,198          (1,669,636)          2,260,886
Northway Mall                       2,965,329          29,897,021          (8,393,175)         24,469,175
Westwood Center                     1,015,168          12,539,006          (5,608,394)          7,945,780
                                -------------      --------------      --------------       -------------
                               $    9,189,092     $    56,695,050     $   (21,255,141)     $   44,629,001
                                =============      ==============      ==============       =============

Edison Ford Square is a 141,000 sq. ft. retail center in Fort Myers, Florida that has evolved from primarily retail, to more of a service center use. It was 56%, 46% and 54% occupied at December 31, 1996, 1995 and 1994. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates, which are significant historical attractions in the area. Plans for a major renovation that would have captured the architecture and style of the Edison home began in 1993. However, with the loss of two major anchors in 1994, it was not viable to continue this project. During 1995, a full, in-depth market analysis was performed to determine the center's highest and best use. It was determined that the only viable alternative would be a complete redevelopment and renovation of the center; however, the Partnership decided not to pursue this alternative because of the inherent risks and economic uncertainties. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995. These facts led management to conclude that the asset was impaired. Accordingly, the Partnership recorded a write-down for impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated fair value. In accordance with management's plans to begin an orderly liquidation of the Partnership, the property was placed on the market for sale effective April 1, 1996. During 1996, management was informed that a major tenant, occupying approximately 10,900 square feet, was terminating its lease in 1997. Additionally, based on a shorter holding period of the property established in management's liquidation plans; it was determined that the Partnership could not ultimately realize its adjusted carrying value through future cash flows. Accordingly, an additional write-down for impairment in the amount of $1,087,000 was recorded against the property's buildings and improvements during the fourth quarter of 1996. The net book value of Edison Ford Square was $3,008,374 at December 31, 1996.

The results of operations for the asset held for sale at December 31, 1996 are $312,321, $89,164 and $161,170 for 1996, 1995 and 1994, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

During the third quarter of 1994, management finalized a construction loan on Northway Mall totaling $11 million to finance a capital improvement program. The decision to renovate the mall was made after exhaustive analyses and studies conducted by management to determine future cash flows of the mall based upon stabilized leases. The mortgage note allowed for monthly principal draws in the amount of approved invoices. The principal amount was due August 1996 and accrued interest at a variable rate. The interest rate at December 17, 1995 (the date the mortgage note was repaid) was 9.75%. Interest payments were due from the Partnership upon repayment of the note. During 1995, $91,000 of this interest was capitalized as an addition to real estate investments, which is the portion related to the vacant square footage of Northway Mall that was under construction during the year. The Partnership incurred loan costs of $214,218 in 1994 related to the construction mortgage note financing, of which $70,000 was capitalized in 1995 as an addition to real estate investments to be depreciated over the life of the related asset. The remaining loan costs of $144,218 were amortized over the life of the construction mortgage note. The Partnership was provided cash flow of $1,121,473 during 1994 due to the construction mortgage note as discussed above.

Management obtained permanent financing for the capital improvements program in December 1995. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002. The proceeds from the refinancing were used to pay off the construction mortgage note, as well as the affiliate mortgage note which was secured by Continental Plaza. The renovations were completed during 1995. As a part of the renovation, assets valued at approximately $1,248,000 were demolished or removed and written off in the fourth quarter of 1995.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1996 are as follows:

      1997....................................        $  5,747,000
      1998....................................           5,257,000
      1999....................................           4,317,000
      2000....................................           3,649,000
      2001....................................           2,778,000
      Thereafter..............................          11,970,000
                                                       -----------
        Total                                         $ 33,718,000
                                                       ===========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $7,943, $15,094 and $11,793 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $1,563,150, $1,176,119 and $886,698 for the years ended December 31, 1996, 1995, and 1994, respectively. These contingent rents and expense reimbursements, which are include amounts for the asset held for sale, are included in rental revenue on the Statement of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth the mortgage notes payable of the Partnership at December 31, 1996 and 1995. The mortgage notes are secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                   December 31,
Property                 Position (a)Rates %              Maturity Date(c)      1996                1995
--------                 -------------------           -------------------  -------------      --------------
Amargosa Creek           First            7.875       $   35,528   12/98    $   4,759,298      $    4,808,711
                                                                             ------------       -------------

Northway Mall (b)        First            7.500         110,849    12/02       14,805,922          15,000,000
                                                                             ------------       -------------

Westwood Center          First            8.000           22,457   12/98        2,250,526           2,336,210
                                                                             ------------       -------------
                                                                            $  21,815,746      $   22,144,921
                                                                             ============       =============

(a)   The debt is non-recourse to the Partnership.

(b) In December 1995, the Partnership obtained permanent financing for the capital improvements program at Northway Mall (see Note 6 - Refinancing of Mortgage Note Payable).

(c)   Balloon payments on the mortgage notes are due as follows:

              Property             Balloon             Payment Date
              --------             -------             ------------

         Amargosa Creek          $  4,653,031              12/98
         Westwood Center            2,074,545              12/98
         Northway Mall             13,118,565              12/02

Scheduled principal maturities of the mortgage notes payable are as follows:

         1997....................................        $    373,700
         1998....................................           7,108,696
         1999....................................             264,144
         2000....................................             284,650
         2001....................................             306,749
         Thereafter..............................          13,477,807
                                                          -----------
                    Total                                $ 21,815,746
                                                          ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $20,745,000 at December 31, 1996 and $22,871,000 at December 31, 1995.

NOTE 6 - REFINANCING OF MORTGAGE NOTE PAYABLE
---------------------------------------------

On December 17, 1995, the Partnership refinanced the mortgage note payable on Northway Mall. The new mortgage loan bears an interest rate of 7.5%, requires monthly principal and interest payments of $110,849 and matures in December 2002. The following is a summary of the transaction:

       New loan proceeds.......................        $   15,000,000
       Existing debt retired...................            (9,153,530)
                                                        -------------
       Cash proceeds from refinancing..........        $    5,846,470
                                                        =============

The Partnership deposited $591,500 into property tax and deferred maintenance escrows and incurred loan costs of $269,910.

In August 1994, the Partnership obtained financing for the capital improvements program at Northway Mall. The construction mortgage note allowed for monthly principal draws in the amount of approved invoices up to $11 million. Interest payments were due from the Partnership to the extent of the excess cash flow from the property with the remaining interest due upon repayment of the note.
The principal amount was due August 1996 and accrued interest at a variable rate. During 1995, the Partnership received additional proceeds of $8,032,057 from the construction loan for Northway Mall's capital improvement program. On December 17, 1995, the Partnership obtained permanent financing and repaid the construction loan in full.

NOTE 7 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1996 and 1995. The mortgage note was secured by the underlying real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position(a)      Rates %         Maturity Date         1996               1995
--------                 ------------     -------      ------------------  --------------      ------------
Continental Plaza (b)      First            (c)        Variable    03/96    $           -      $    952,538
                                                                             ============       ===========

(a)   The debt was non-recourse to the Partnership.

(b) In 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $952,538. The principal balance was due March 1, 1996. On January 8, 1996, the Partnership repaid the mortgage loan.

(c) The note required monthly payments of interest only equal to the prime lending rate of the Bank of America plus 2 1/2%. The prime rate was 8.5% both at December 31, 1995 and at January 8, 1996, the date when the Partnership repaid the mortgage loan in full.

Under the terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 2, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996

                                                                                                       Costs
                                                       Initial Cost              Cumulative         Capitalized
                          Related                             Buildings and      Write-down         Subsequent
Description               Encumbrances            Land        Improvements      for Impairment     To Acquisition
------------              ------------            ----        --------------    --------------     --------------
Apartments:

Amargosa Creek
   Lancaster, CA (b)       $    4,759,298    $      947,277    $    9,578,026   $   (1,696,024)    $     557,246

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)                   -         4,211,854         4,059,113       (5,662,360)        1,402,908

Westwood Center
   Tampa, FL (d)                2,250,526         1,465,168        14,814,477       (5,000,000)        2,338,049

Retail Center:

Northway Mall
   Pittsburgh, PA (e)          14,805,922         4,523,305        17,186,915       (6,000,000)       17,935,563
                           --------------    --------------    --------------     ------------     -------------

                          $    21,815,746   $    11,147,604   $    45,638,531    $ (18,358,384)   $   22,233,766
                           ==============    ==============    ==============     ============     =============


Asset Held for Sale:

Edison Ford
   Square (f)(g)
   Fort Myers, FL         $             -
                           ==============


(b) The carrying value of Amargosa Creek apartments was reduced by $1,696,024 in 1992.

(c) The carrying value of continental Plaza was reduced by $1,239,353 in 1993, $1,803,007 in 1992, $620,000 in 1991 and $2,000,000 in 1989.

(d)  The carrying value of Westwood Center was reduced by $5,000,000 in 1989.

(e)  The carrying value of Northway Mall was reduced by $6,000,000 in 1993.

(f) The carrying value of Edison Ford Square was reduced by $1,087,000 in 1996 and $2,200,000 in 1995.

(g) Asset held for sale is stated at the lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, become the new cost basis when the asset is classified as "Held for Sale."


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996


                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------
Apartment:

Amargosa Creek
   Lancaster, CA (b)          $      794,635     $    8,591,890   $      9,386,525    $   (3,718,390)

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)              1,975,324          2,036,191          4,011,515        (1,800,164)

Westwood Center
   Tampa, FL (d)                   1,015,168         12,602,526         13,617,694        (6,312,280)

Retail Center:

Northway Mall
   Pittsburgh, PA (e)              2,965,329         30,680,454         33,645,783        (9,851,567)
                              --------------     --------------   ----------------     -------------
                             $     6,750,456    $    53,911,061  $      60,661,517    $  (21,682,401)
                              ==============     ==============   ================     =============

Asset Held for Sale:

Edison Ford
   Square (f)(g)
   Fort Myers, FL                                                $       3,008,374
                                                                  ================

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $89,575,976 and accumulated depreciation was $20,548,121 at December 31, 1996.

(b) The carrying value of Amargosa Creek apartments was reduced by $1,696,024 in 1992.

(c) The carrying value of Continental Plaza was reduced by $1,239,353 in 1993, $1,803,007 in 1992, $620,000 in 1991 and $2,000,000 in 1989.

(d)  The carrying value of Westwood Center was reduced by $5,000,000 in 1989.

(e)  The carrying value of Northway Mall was reduced by $6,000,000 in 1993.

(e) The carrying value of Edison Ford Square was reduced by $1,087,000 in 1996 and $2,200,000 in 1995.

(g) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, become the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartment:

Amargosa Creek
   Lancaster, CA (b)            1984/85                     12/86                   5-25

Office buildings:

Continental Plaza
   Scottsdale, AZ (c)           1984                        11/86                   5-25

Westwood Center
   Tampa, FL (d)                1984                        03/87                   5-25

Retail center:

Northway Mall
   Pittsburgh, PA (e)           1962                        06/87                   5-25

Asset Held for Sale:

Edison Ford Square
   Fort Myers, FL               1960                        07/87


                       McNEIL REAL ESTATE FUND XXVI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                          1996              1995               1994
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   65,884,142     $   60,934,261    $    56,671,436

Improvements...............................             1,002,815          9,020,982          4,262,825

Reclassification to asset held for sale....            (6,225,440)                 -                  -

Write-down for impairment
   of real estate..........................                     -         (2,200,000)                 -

Demolition and replacement of assets
   due to capital improvements.............                     -         (1,871,101)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   60,661,517     $   65,884,142    $    60,934,261
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   21,255,141     $   19,195,571    $    16,754,214

Depreciation and amortization..............             2,713,247          2,682,731          2,441,357

Reclassification to asset held for sale....            (2,285,987)                 -                  -

Demolition and replacement of assets
   due to capital improvements.............                     -           (623,161)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   21,682,401     $   21,255,141    $    19,195,571
                                                    =============      =============     ==============


Asset held for sale:

Balance at beginning of year...............        $            -     $            -     $            -

Reclassification to asset held for sale....             3,939,453                  -                  -


Improvements...............................               155,921                  -                  -

Write-down for impairment
   of real estate..........................            (1,087,000)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    3,008,374     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's  and  real  estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.    McNeil    is  Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

Section 16 (a) of the Securities Exchange Act of 1934 requires the Partnership's General Partner and the directors and executive offers of the General Partner (Including McNeil Investors, Inc. as the general partner of the General Partner and the officers and directors of McNeil Investors, Inc.) to file, with the SEC, reports of ownership and changes in ownership of the Partnership's Units. The Partnership is required to identify any of those persons who failed to file such reports on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

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

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $506,061 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross receipts of its residential property and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $698,645 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates".

The General Partner has, at its discretion, advanced funds to the Partnership to meet working capital requirements. The advances, which were unsecured and due on demand, accrued interest at a rate equal to the prime lending rate of the Bank of America, plus 1%. All outstanding affiliate advances and the related accrued interest were repaid on May 20, 1996.

In 1993, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $952,538. The note was secured by Continental Plaza and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 2.5% with the principal balance due March 1, 1996. On January 8, 1996, the Partnership repaid the mortgage loan.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)   Exhibits

      Exhibit
      Number                      Description
      -------                     -----------

      4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

      4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVI, L.P dated June 1995 (incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended June 30, 1995, as filed on August 14, 1995).

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

      10.9 Promissory Note dated March 1, 1993, between McNeil Real Estate Fund XXVI, L.P. and McNeil Real Estate Fund XXVII, L.P.(2)

      Exhibit
      Number                      Description
      -------                     -----------

      10.10 Mortgage note payable dated August 24,1994 between McNeil Real Estate Fund XXVI L.P. and PNC Bank, National Association relating to Northway Mall.(Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended September 30, 1994, as filed on November 14, 1994).

      10.11 Promissory note payable dated December 15, 1995, between McNeil Real Estate Fund XXVI, L.P. and The Variable Annuity Life Insurance. (Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1995, as filed on March 29, 1996).

      11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Item 8 -
                                  Note 1 - "Organization and Summary of Significant Accounting Policies").

                  (1) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1993, as filed on March 31, 1994.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1996.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            McNEIL REAL ESTATE FUND XXVI, L.P.


                              By:  McNeil Partners, L.P., General Partner

                              By:  McNeil Investors, Inc., General Partner



March 28, 1997                     By:  /s/ Robert A. McNeil
--------------                          ---------------------------------------
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



March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ---------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                        Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Carol A. Fahs
--------------                          ---------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)