Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1997-05-15
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended           March 31, 1997
                           -----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,           December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,750,456      $    6,750,456
   Buildings and improvements...............................                54,038,939          53,911,061
                                                                        --------------       -------------
                                                                            60,789,395          60,661,517
   Less:  Accumulated depreciation and amortization.........               (22,325,561)        (21,682,401)
                                                                        --------------       -------------
                                                                            38,463,834          38,979,116

Asset held for sale.........................................                 3,008,374           3,008,374

Cash and cash equivalents...................................                 2,053,832           2,211,029
Cash segregated for security deposits.......................                   234,724             233,426
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 at March 31, 1997 and
   December 31, 1996........................................                 1,444,084           1,276,997
Prepaid commissions.........................................                   347,500             349,018
Prepaid expenses and other assets...........................                   742,095             709,030
Deferred borrowing costs, net of accumulated
   amortization of $238,589 and $215,640 at March
   31, 1997 and December 31, 1996, respectively.............                   334,573             357,522
                                                                        --------------       -------------
                                                                       $    46,629,016      $   47,124,512
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,724,986      $   21,815,746
Accounts payable and accrued expenses.......................                   214,797             306,284
Accrued property taxes......................................                   174,186              58,660
Payable to affiliates - General Partner.....................                   119,851              91,462
Security deposits and deferred rental revenue...............                   243,644             236,436
                                                                        --------------       -------------
                                                                            22,477,464          22,508,588
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited  Partners  -90,000,000  Units  authorized;
     86,530,671 and 86,533,671 Units issued and outstanding
     at March 31, 1997 and December 31, 1996, respectively..                24,554,588          25,016,816
   General Partner..........................................                  (403,036)           (400,892)
                                                                        --------------       -------------
                                                                            24,151,552          24,615,924
                                                                        --------------       -------------
                                                                       $    46,629,016      $   47,124,512
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                           ---------------------------------
                                                                                1997               1996
                                                                           --------------     --------------
Revenue:
    Rental revenue ...........................................             $    2,282,739     $    2,184,549
    Interest ..................................................                    25,383             59,647
                                                                            -------------      -------------
      Total revenue............................................                 2,308,122          2,244,196
                                                                            -------------      -------------

Expenses:
    Interest...................................................                   438,260            444,307
    Interest - affiliates......................................                         -             13,476
    Depreciation and amortization..............................                   643,160            734,334
    Property taxes.............................................                   211,372            204,234
    Personnel expenses.........................................                   237,319            217,864
    Utilities..................................................                   259,570            284,339
    Repairs and maintenance....................................                   249,489            266,679
    Property management fees -affiliates.......................                   126,167            122,558
    Other property operating expenses..........................                   155,612            156,470
    General and administrative.................................                    43,245             38,843
    General and administrative - affiliates....................                   158,300            188,561
                                                                            -------------      -------------
      Total expenses...........................................                 2,522,494          2,671,665
                                                                            -------------      -------------

Net loss.......................................................            $     (214,372)    $     (427,469)
                                                                            =============      =============

Net loss allocable to limited partners.........................            $     (212,228)    $     (423,194)
Net loss allocable to General Partner..........................                    (2,144)            (4,275)
                                                                            -------------     --------------
Net loss.......................................................            $     (214,372)    $     (427,469)
                                                                            =============      =============

Net loss per thousand limited partnership units................            $        (2.45)    $        (4.89)
                                                                            =============      =============

Distributions per thousand limited partnership units...........            $         2.89     $             -
                                                                            =============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                   Total
                                                                                                   Partners'
                                                     General                 Limited               Equity
                                                     Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       --------------
Balance at December 31, 1995..............       $     (377,413)         $   27,716,222        $   27,338,809

Net loss..................................               (4,275)               (423,194)             (427,469)
                                                  --------------          -------------         -------------

Balance at March 31, 1996.................       $     (381,688)         $   27,293,028        $   26,911,340
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (400,892)         $   25,016,816        $   24,615,924

Net loss..................................               (2,144)               (212,228)             (214,372)

Distributions.............................                    -                (250,000)             (250,000)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (403,036)         $   24,554,588        $   24,151,552
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1997                    1996
                                                                  -----------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,116,354        $      2,052,350
   Cash paid to suppliers............................                   (1,027,959)             (1,091,378)
   Cash paid to affiliates...........................                     (256,078)               (160,115)
   Interest received.................................                       25,383                  59,647
   Interest paid.....................................                     (415,741)               (313,090)
   Interest paid to affiliates.......................                            -                 (11,398)
   Property taxes paid and escrowed..................                     (130,518)                (66,068)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      311,441                 469,948
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (127,878)               (210,248)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                      (90,760)                (60,107)
   Retirement of mortgage note - affiliate...........                            -                (952,538)
   Deferred borrowing costs paid.....................                            -                 (15,578)
   Distributions.....................................                     (250,000)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (340,760)             (1,028,223)
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                     (157,197)               (768,523)

Cash and cash equivalents at beginning of
   period............................................                    2,211,029               6,761,516
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,053,832         $     5,992,993
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------       -----------------
Net loss.............................................             $       (214,372)       $       (427,469)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      643,160                 734,334
   Amortization of deferred borrowing costs..........                       22,949                  22,277
   Allowance for doubtful accounts...................                            -                  12,064
   Interest added to advances from affiliates -
     General Partner.................................                            -                   2,078
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,298)                 (7,088)
     Accounts receivable.............................                     (167,087)               (124,722)
     Prepaid commissions.............................                        1,518                   5,031
     Prepaid expenses and other assets...............                      (33,065)                (55,147)
     Accounts payable and accrued expenses...........                      (91,487)                (50,405)
     Accrued property taxes..........................                      115,526                 204,234
     Payable to affiliates - General Partner.........                       28,389                 151,004
     Security deposits and deferred rental
       revenue.......................................                        7,208                   3,757
                                                                   ---------------          --------------

       Total adjustments.............................                      525,813                 897,417
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        311,441         $       469,948
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

                                 March 31, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVI, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

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

The General Partner has, in its discretion, advanced funds to enable the Partnership to meet its working capital requirements. These advances, which were unsecured and due on demand, accrued interest at a rate equal to the prime lending rate plus 1%. In May 1996, the Partnership repaid all outstanding affiliate advances and the related accrued interest.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                          1997       1996
                                                      ----------   ----------

Property management fees - affiliates.............    $  126,167   $  122,558
Charged to interest - affiliates:
   Interest on advances from affiliates -
     General Partner..............................             -        2,078
   Interest on mortgage note payable - affiliate..             -       11,398
Charged to general and administrative affiliates:
   Partnership administration.....................        34,735       55,174
   Asset management fee...........................       123,565      133,387
                                                       ---------    ---------
                                                      $  284,467   $  324,595
                                                       =========    =========

The total payable to affiliates - General Partner at March 31, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $214,372 for the first three months of 1997 as compared to $427,469 for the first three months of 1996. Revenues increased slightly to $2,308,122 in 1997 from $2,244,196 in 1996, while expenses dropped to $2,522,494 in 1997 from $2,671,665 in 1996.

Net cash provided by operating activities was $311,441 for the first three months of 1997. The Partnership expended $127,878 for capital improvements and $90,760 for principal payments on its mortgage notes payable. After distributions of $250,000 to the limited partners, cash and cash equivalents totaled $2,053,832 at March 31, 1997, a net decrease of $157,197 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $63,926 or 3% for the three month ended March 31, 1997 as compared to the three months ended March 31, 1996 mainly due to an increase of rental revenue, slightly offset by a decrease in interest income, as discussed below.

Rental revenue for the three months ended March 31, 1997 increased by $98,190 or 4% as compared to the same period in 1996. Rental revenue of all properties increased slightly in 1997 as compared to 1996, except at Westwood Center and Edison Ford Square. Rental revenue at Westwood Center increased approximately $62,000 due to an increase in straight-line rent adjustments. Rental revenue at Edison Ford Square decreased slightly by $13,000 due to a decrease in reimbursements from tenants for common area maintenance in 1997. In addition, the Partnership received $11,000 of rental revenue from a move-out tenant in 1996. No such revenue was received in 1997. The decrease was partially offset by an increase of occupancy rate at Edison Ford Square.

Interest income decreased by $34,264 or 57% for the three months ended March 31, 1997 as compared to the same period in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $2 million of cash and cash equivalents at March 31, 1997 as compared to $6 million at March 31, 1996.

Expenses:

Total expenses decreased by $149,171 or 6% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

No interest expense - affiliates was recorded for the three months ended March 31, 1997 as compared to $13,476 for the same period in 1996 due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Depreciation and amortization decreased by $91,174 or 12% for three months ended March 31, 1997 as compared to the same period in 1996 mainly due to Edison Ford Square which is currently classified as an asset held for sale; and accordingly, no depreciation was taken effective April 1, 1996.

General and administrative expenses for the first three months of 1997 increased by $4,402 or 11% as compared to the same period in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations. The increase was also attributable to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer. The increase was partially offset by a decrease of professional fees.

General and administrative - affiliates decreased by $30,261 or 16% for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above. In addition, there was a slight decrease in asset management fees as a result of a decrease in the tangible asset value of the Partnership, on which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $311,441 of cash through operating activities for the three months ended March 31, 1997 as compared to $469,948 for the same period in 1996. The change in cash flow from operations is primarily due to an increase in cash paid to affiliates, interest paid and property taxes paid and escrowed. The increase is partially offset by an increase in cash received from tenants and a decrease in cash paid to suppliers, as discussed above. The increase in cash paid to affiliates was due to the payments of $101,000 of the deferred asset management fees in the first quarter of 1997. No such payments were made in the first quarter of 1996. The increase in interest paid was primarily due to the Northway Mall's new mortgage loan. The Partnership began making the monthly debt service payment in February 1996. The increase in property taxes paid and escrowed was due to the timing of the property taxes payments.

Additions to real estate investments totaled $127,878 for the three months ended March 31, 1997 as compared to $210,248 for the same period of 1996. A majority of the capital improvements in 1997 and 1996 was spent at Northway Mall. A greater amount was spent in 1996 at Edison Ford Square for roof replacements and at Continental Plaza for paving and outdoor lighting.

Total principal payments on mortgage notes payable were $90,760 for the three months ended March 31, 1997 as compared to $60,107 for the same period of 1996. With the loan proceeds of Northway Mall, the Partnership repaid a loan of $952,538 from McNeil Real Estate Fund XXVII, L.P. in the first quarter of 1996. Additional deferred borrowing costs of $15,578 was paid in 1996 relating to the Northway Mall's refinancing. The Partnership distributed $250,000 to the limited partners during the first quarter of 1997. No distributions were made during the first quarter of 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $2,053,832. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $2,041,000 for necessary capital improvements for all properties in 1997.

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

Distributions:

During the first quarter of 1997, the Partnership distributed $250,000 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.


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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVI, L.P. dated June 1995.

         11. Statement regarding computation of Net Loss per Thousand Limited Partnership Units: Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 86,531 and 86,534 limited partnership units (in thousands) outstanding in 1997 and 1996, respectively.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1997.

(b)      Reports  on  Form  8-K.  There were no reports on Form 8-K filed during
         the quarter ended   March 31, 1997.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVI, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner








May 15, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 15, 1997                       By:  /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)