Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1997-08-13
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended        June 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,750,456      $    6,750,456
   Buildings and improvements...............................                54,215,146          53,911,061
                                                                        --------------       -------------
                                                                            60,965,602          60,661,517
   Less:  Accumulated depreciation and amortization.........               (22,999,528)        (21,682,401)
                                                                        --------------       -------------
                                                                            37,966,074          38,979,116

Asset held for sale.........................................                 3,008,374           3,008,374

Cash and cash equivalents...................................                 2,872,819           2,211,029
Cash segregated for security deposits.......................                   233,005             233,426
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 at June 30, 1997 and
   December 31, 1996........................................                 1,481,967           1,276,997
Prepaid commissions.........................................                   324,532             349,018
Prepaid expenses and other assets...........................                   335,138             709,030
Deferred borrowing costs, net of accumulated
   amortization of $261,537 and $215,640 at
   June 30, 1997 and December 31, 1996, respectively........                   311,625             357,522
                                                                        --------------       -------------
                                                                       $    46,533,534      $   47,124,512
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,632,470      $   21,815,746
Accounts payable and accrued expenses.......................                   216,310             306,284
Accrued property taxes......................................                   348,672              58,660
Payable to affiliates - General Partner.....................                    98,228              91,462
Security deposits and deferred rental revenue...............                   228,891             236,436
                                                                        --------------       -------------
                                                                            22,524,571          22,508,588
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited  Partners - 90,000,000  Units  authorized;
     86,530,671 and 86,533,671 Units issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively...                24,413,425          25,016,816
   General Partner..........................................                  (404,462)           (400,892)
                                                                        --------------       -------------
                                                                            24,008,963          24,615,924
                                                                        --------------       -------------
                                                                       $    46,533,534      $   47,124,512
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,249,106     $    2,199,094    $    4,531,845      $   4,383,643
   Interest......................             58,892             60,592            84,275            120,239
                                       -------------      -------------     -------------       ------------
     Total revenue...............          2,307,998          2,259,686         4,616,120          4,503,882
                                       -------------      -------------     -------------       ------------

Expenses:
   Interest......................            435,498            442,675           873,758            886,982
   Interest - affiliates.........                  -              2,614                 -             16,090
   Depreciation and
     amortization................            673,967            636,597         1,317,127          1,370,931
   Property taxes................            211,380            204,234           422,752            408,468
   Personnel expenses............            193,069            185,974           430,388            403,838
   Utilities.....................            237,069            225,508           496,639            509,847
   Repairs and maintenance.......            215,263            249,234           464,752            515,913
   Property management
     fees - affiliates...........            128,823            128,891           254,990            251,449
   Other property operating
     expenses....................            124,466            145,510           280,078            301,980
   General and administrative....             27,002             19,652            70,247             58,495
   General and administrative -
     affiliates..................            204,050            186,558           362,350            375,119
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,450,587          2,427,447         4,973,081          5,099,112
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (142,589)    $     (167,761)   $     (356,961)    $     (595,230)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (141,163)    $     (166,083)   $     (353,391)    $     (589,278)
Net loss allocable
   to General Partner............             (1,426)            (1,678)           (3,570)            (5,952)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (142,589)    $     (167,761)   $     (356,961)    $     (595,230)
                                       =============      =============     =============      =============

Net loss per thousand
   limited partnership units.....     $        (1.63)    $        (1.92)   $        (4.08)    $        (6.81)
                                       =============      =============     =============      =============

Distribution per thousand
   limited partnership units.....     $            -     $            -    $         2.89     $            -
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                  Total
                                                                                                  Partners'
                                                    General                 Limited               Equity
                                                    Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (377,413)         $   27,716,222        $   27,338,809

Net loss..................................               (5,952)               (589,278)             (595,230)
                                                  --------------          -------------         -------------

Balance at June 30, 1996..................       $     (383,365)         $   27,126,944        $   26,743,579
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (400,892)         $   25,016,816        $   24,615,924

Net loss..................................               (3,570)               (353,391)             (356,961)

Distributions.............................                    -                (250,000)             (250,000)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (404,462)         $   24,413,425        $   24,008,963
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      4,313,036        $      4,214,487
   Cash paid to suppliers............................                   (1,318,638)             (1,906,906)
   Cash paid to affiliates...........................                     (610,574)             (3,567,889)
   Interest received.................................                       84,275                 120,239
   Interest paid.....................................                     (829,731)               (734,035)
   Interest paid to affiliates.......................                            -                 (53,903)
   Property taxes paid and escrowed..................                     (239,217)               (178,603)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                    1,399,151              (2,106,610)
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (304,085)               (551,994)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                     (183,276)               (145,665)
   Retirement of mortgage note - affiliate...........                            -                (952,538)
   Repayments of advances from affiliates -
     General Partner.................................                            -                (130,517)
   Deferred borrowing costs paid.....................                            -                 (15,684)
   Distributions.....................................                     (250,000)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (433,276)             (1,244,404)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                      661,790              (3,903,008)

Cash and cash equivalents at beginning of
   period............................................                    2,211,029               6,761,516
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,872,819         $     2,858,508
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------       -----------------
Net loss.............................................             $       (356,961)       $       (595,230)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by (used in)  operating activities:
   Depreciation and amortization.....................                    1,317,127               1,370,931
   Amortization of deferred borrowing costs..........                       45,897                  44,555
   Allowance for doubtful accounts...................                            -                 (13,391)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                          421                 (21,641)
     Accounts receivable.............................                     (204,970)               (140,808)
     Prepaid commissions.............................                       24,486                   7,316
     Prepaid expenses and other assets...............                      373,892                 (36,838)
     Accounts payable and accrued expenses...........                      (89,974)                (78,762)
     Accrued property taxes..........................                      290,012                 274,517
     Payable to affiliates - General Partner.........                        6,766              (2,941,321)
     Security deposits and deferred rental
       revenue.......................................                       (7,545)                 24,062
                                                                   ---------------          --------------

       Total adjustments.............................                    1,756,112              (1,511,380)
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $      1,399,151         $    (2,106,610)
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------   ---------

Property management fees - affiliates................     $ 254,990   $ 251,449
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................             -       4,692
   Interest on mortgage note payable - affiliate.....             -      11,398
Charged to general and administrative affiliates:
   Partnership administration........................        71,425     111,264
   Asset management fee..............................       290,925     263,855
                                                           --------    --------
                                                          $ 617,340   $ 642,658
                                                           ========    ========

The total payable to affiliates - General Partner at June 30, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $356,961 for the first six months of 1997 as compared to $595,230 for the first six months of 1996. Revenues increased slightly to $4,616,120 in 1997 from $4,503,882 in 1996, while expenses dropped to $4,973,081 in 1997 from $5,099,112 in 1996.

Net cash provided by operating activities was $1,399,151 for the first six months of 1997. The Partnership expended $304,085 for capital improvements and $183,276 for principal payments on its mortgage notes payable. After distributions of $250,000 to the limited partners, cash and cash equivalents totaled $2,872,819 at June 30, 1997, an increase of $661,790 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $48,312 and $112,238 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996, mainly due to an increase of rental revenue, slightly offset by a decrease in interest income, as discussed below.

Rental revenue for the three and six months ended June 30, 1997 increased by $50,012 and $148,202, respectively, as compared to the same periods in 1996. Rental revenue of all properties increased slightly in 1997 as compared to 1996, except at Edison Ford Square where rental revenue decreased by $65,000 due to decreases in occupancy rate and reimbursements from tenants for common area maintenance. In addition, the property received $11,000 of rental revenue from a move-out tenant in 1996. No such revenue was received in 1997. Rental revenue at Westwood Center and Northway Mall increased approximately $59,000 and $123,000, respectively, due to an increase in straight-line rent adjustments at both properties. Additionally, there was an increase in occupancy and rental rates at Northway Mall.

Interest income decreased by $1,700 and $35,964 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 due to a lower amount of cash available for short-term investment in 1997.

Expenses:

Total expenses increased by $23,140 for the three months ended June 30, 1997 and decreased by $126,031 for the six months ended June 30, 1997 as compared to the same periods of 1996.

No interest expense - affiliates was recorded in 1997 as compared to $2,614 and $16,090 for the three and six months ended June 30, 1996, respectively, due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Repairs and maintenance expenses decreased by $33,971 and $51,161 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was due to decreased expenses for snow removal and roof repairs at Northway Mall, as well as general maintenance at Westwood Center.

Other property operating expenses decreased by $21,044 and $21,902 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was due to decreases in marketing and leasing and utilities at Westwood Center, as well as bad debt expenses at Northway Mall.

General and administrative expenses increased by $7,350 and $11,752 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first half of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative
- affiliates on the Statements of Operations. The increase was also attributable to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer. The increase was partially offset by a decrease of professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,399,151 of cash through operating activities for the six months ended June 30, 1997 as compared to $2,106,610 used for the same period in 1996. The change in cash flow from operations is primarily due to decreases in cash paid to suppliers and cash paid to affiliates. In May 1997, the Partnership received $479,000 for capital reimbursements from escrow held by the mortgagee of Northway Mall after completion of the required roof repairs and asbestos removal, as well as a refund of $50,000 of prepaid deferred borrowing costs. No such reimbursements or refund were received in 1996. With the loan proceeds of the Northway Mall's financing, the Partnership paid approximately $3.5 million to affiliates including deferred asset management fees and overhead reimbursements to McREMI during the first half of 1996.

Additions to real estate investments totaled $304,085 for the six months ended June 30, 1997 as compared to $551,994 for the same period of 1996. A majority of the capital improvements in 1997 was spent at Northway Mall and Westwood Center and in 1996 at Northway Mall. A greater amount was spent in 1996 at Amargosa Creek Apartments for roof replacements, at Edison Ford Square for paving and roof replacements and at Continental Plaza for paving and outdoor lighting.

Total principal payments on mortgage notes payable were $183,276 for the six months ended June 30, 1997 as compared to $145,665 for the same period of 1996. With the loan proceeds of Northway Mall, the Partnership repaid a loan of $952,538 from McNeil Real Estate Fund XXVII, L.P. and advances from affiliates of $130,517 in the first half of 1996. Additional deferred borrowing costs of $15,684 were paid in 1996 relating to the Northway Mall's refinancing. The Partnership distributed $250,000 to the limited partners during the first half of 1997. No distributions were made during the first half of 1996.

Short-term liquidity:

At June 30, 1997, the Partnership held cash and cash equivalents of $2,872,819. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $2,041,000 for necessary capital improvements for all properties in 1997.

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

Distributions:

During the first half of 1997, the Partnership distributed $250,000 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVI, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)