Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1997-11-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended             September 30, 1997
                          ------------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,750,456      $    6,750,456
   Buildings and improvements...............................                54,336,161          53,911,061
                                                                        --------------       -------------
                                                                            61,086,617          60,661,517
   Less:  Accumulated depreciation and amortization.........               (23,638,373)        (21,682,401)
                                                                        --------------       -------------
                                                                            37,448,244          38,979,116

Asset held for sale.........................................                 3,008,374           3,008,374

Cash and cash equivalents...................................                 2,833,804           2,211,029
Cash segregated for security deposits.......................                   234,346             233,426
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 at September 30, 1997 and
   December 31, 1996........................................                 1,447,411           1,276,997
Prepaid commissions.........................................                   341,316             349,018
Prepaid expenses and other assets...........................                   158,659             709,030
Deferred borrowing costs, net of accumulated
   amortization of $284,489 and $215,640 at
   September 30, 1997 and December 31, 1996, respectively...                   288,676              357,522
                                                                         -------------       --------------
                                                                        $   45,760,830      $    47,124,512
                                                                         =============       ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................            $   21,538,169      $   21,815,746
Accounts payable and accrued expenses.......................                   263,461             306,284
Accrued property taxes......................................                   274,872              58,660
Payable to affiliates - General Partner.....................                   109,258              91,462
Security deposits and deferred rental revenue...............                   290,199             236,436
                                                                        --------------       -------------
                                                                            22,475,959          22,508,588
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited  Partners - 90,000,000  Units  authorized;
     86,530,671 and 86,533,671 Units issued and out-
     standing at September 30, 1997 and December 31, 1996,
     respectively...........................................                23,691,574          25,016,816
   General Partner..........................................                  (406,703)           (400,892)
                                                                        --------------       -------------
                                                                            23,284,871          24,615,924
                                                                        --------------       -------------
                                                                       $    45,760,830      $   47,124,512
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                                September 30,                        September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,189,623     $    2,201,332    $    6,721,468     $    6,584,975
   Interest......................             35,975             29,933           120,250            150,172
                                       -------------      -------------     -------------       ------------
     Total revenue...............          2,225,598          2,231,265         6,841,718          6,735,147
                                       -------------      -------------     -------------       ------------

Expenses:
   Interest......................            434,704            441,012         1,308,462          1,327,994
   Interest - affiliates.........                  -                  -                 -             16,090
   Depreciation and
     amortization................            638,845            665,724         1,955,972          2,036,655
   Property taxes................            217,719            186,650           640,471            595,118
   Personnel expenses............            209,368            208,043           639,756            611,881
   Utilities.....................            242,615            256,755           739,254            766,602
   Repairs and maintenance.......            225,863            222,765           690,615            738,678
   Property management
     fees - affiliates...........            137,550            121,639           392,540            373,088
   Other property operating
     expenses....................            135,933            138,622           416,011            440,602
   General and administrative....             31,556             36,947           101,803             95,442
   General and administrative -
     affiliates..................            175,549            179,744           537,899            554,863
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,449,702          2,457,901         7,422,783          7,557,013
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (224,104)    $     (226,636)   $     (581,065)    $     (821,866)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (221,863)    $     (224,370)    $    (575,254)    $     (813,647)
Net loss allocable
   to General Partner............             (2,241)            (2,266)           (5,811)            (8,219)
                                       -------------      -------------      -------------       ------------
Net loss.........................     $     (224,104)    $     (226,636)    $    (581,065)    $     (821,866)
                                       =============      =============       ============      =============

Net loss per thousand
   limited partnership units.....     $        (2.56)    $        (2.59)    $       (6.65)    $        (9.40)
                                       =============      =============      ============      =============

Distribution per thousand
   limited partnership units.....     $         5.78     $         4.33     $        8.67     $         4.33
                                       =============      =============      ============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                                                                  Partners'
                                                    General                 Limited               Equity
                                                    Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       --------------
Balance at December 31, 1995..............       $     (377,413)         $   27,716,222        $   27,338,809

Net loss..................................               (8,219)               (813,647)             (821,866)

Limited partner distribution..............                    -                (374,965)             (374,965)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (385,632)         $   26,527,610        $   26,141,978
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (400,892)         $   25,016,816        $   24,615,924

Net loss..................................               (5,811)               (575,254)             (581,065)

Limited partner distribution..............                    -                (749,988)             (749,988)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (406,703)         $   23,691,574        $   23,284,871
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      6,588,450         $     6,261,641
   Cash paid to suppliers............................                   (2,124,428)             (2,807,695)
   Cash paid to affiliates...........................                     (912,643)             (3,848,416)
   Interest received.................................                      120,250                 150,172
   Interest paid.....................................                   (1,241,933)             (1,168,527)
   Interest paid to affiliates.......................                            -                 (53,903)
   Property taxes paid and escrowed..................                     (354,256)               (332,027)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                    2,075,440              (1,798,755)
                                                                   ---------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (425,100)               (957,121)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                     (277,577)               (240,134)
   Retirement of mortgage note - affiliate...........                            -                (952,538)
   Repayments of advances from affiliates -
     General Partner.................................                            -                (130,517)
   Deferred borrowing costs paid.....................                            -                 (15,683)
   Limited partner distributions.....................                     (749,988)               (374,965)
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,027,565)             (1,713,837)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                      622,775              (4,469,713)

Cash and cash equivalents at beginning of
   period............................................                    2,211,029               6,761,516
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,833,804         $     2,291,803
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (581,065)        $      (821,866)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by (used in)  operating activities:
   Depreciation and amortization.....................                    1,955,972               2,036,655
   Amortization of deferred borrowing costs..........                       68,846                  66,832
   Allowance for doubtful accounts...................                            -                 (13,391)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (920)                (22,749)
     Accounts receivable.............................                     (170,414)               (290,097)
     Prepaid commissions.............................                        7,702                  21,544
     Prepaid expenses and other assets...............                      550,371                  80,475
     Accounts payable and accrued expenses...........                      (42,823)               (154,886)
     Accrued property taxes..........................                      216,212                 199,451
     Payable to affiliates - General Partner.........                       17,796              (2,920,465)
     Security deposits and deferred rental
       revenue.......................................                       53,763                  19,742
                                                                   ---------------          --------------

       Total adjustments.............................                    2,656,505                (976,889)
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $      2,075,440         $    (1,798,755)
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Property management fees - affiliates................    $  392,540   $  373,088
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................             -        4,692
   Interest on mortgage note payable - affiliate.....             -       11,398
Charged to general and administrative affiliates:
   Partnership administration........................        107,506     154,642
   Asset management fee..............................        430,393     400,221
                                                           ---------    --------
                                                          $  930,439   $ 944,041
                                                           =========    ========

The total payable to affiliates - General Partner at September 30, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $581,065 for the first nine months of 1997 as compared to $821,866 for the first nine months of 1996. Revenues increased slightly to $6,841,718 in 1997 from $6,735,147 in 1996, while expenses dropped to $7,422,783 in 1997 from $7,557,013 in 1996.

Net cash provided by operating activities was $2,075,440 for the first nine months of 1997. The Partnership expended $425,100 for capital improvements and $277,577 for principal payments on its mortgage notes payable. After distributions of $749,988 to the limited partners, cash and cash equivalents totaled $2,833,804 at September 30, 1997, an increase of $622,775 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue for the three months ended September 30, 1997 decreased by $5,667 and increased $106,571 for the nine months ended September 30, 1997, respectively, as compared to the same periods of 1996, mainly due to an increase of rental revenue, slightly offset by a decrease in interest income, as discussed below.

Rental revenue for the three months ended September 30, 1997 decreased by $11,709 and increased for the nine months ended September 30, 1997 by $136,493, respectively, as compared to the same periods in 1996. Rental revenue of all properties increased in 1997 as compared to 1996, except at Edison Ford Square where rental revenue decreased by $101,292 due to decreases in occupancy rate and reimbursements from tenants for common area maintenance. In addition, the property received $11,000 of rental revenue from a move-out tenant in 1996. No such revenue was received in 1997. Rental revenue at Westwood Center and Northway Mall increased approximately $106,000 and $64,000, respectively, due to an increase in rental income and straight-line rent adjustments at both properties. Additionally, there was an increase in occupancy and rental rates at Northway Mall.

Interest income decreased by $29,922 for the nine months ended September 30, 1997 as compared to the same period in 1996 due to a lower amount of cash available for short-term investment in 1997.

Expenses:

Total expenses decreased by $8,199 and $134,230 for the three and nine months ended September 30, 1997 as compared to the same periods of 1996.

No interest expense - affiliates was recorded in 1997 as compared to $16,090 for the nine months ended September 30, 1996, due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Property taxes increased $31,069 and $45,353 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This is due to the property tax refund in 1996 of $23,922 for Westwood and an increase of $52,497 on the assessed value at Northway Mall. This increase was somewhat offset by a decline in the assessed value at Edison Ford Square.

Repairs and maintenance expenses increased for the three months ended September 30, 1997 by $3,098 and decreased for the nine months ended September 30, 1997 by $48,063, as compared to the same periods in 1996. This increase of $3,098 for the three months ended September 30, 1997 is due to an increase in parking lot and sidewalk repairs at Northway Mall. The decrease was due to decreased expenses for snow removal and roof repairs at Northway Mall, as well as heating and air conditioning repairs and maintenance at Westwood Center.

Other property operating expenses decreased by $2,689 and $24,591 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease was due to decreases in marketing and leasing and legal expense at Northway Mall

General and administrative expenses decreased for the three months ended September 30, 1997 by $5,391 and increased for the nine months ended September 30, 1997 by $6,361 as compared to the same periods in 1996. The decrease of $5,391 for the three months ended September 30, 1997 is due to a reduction in postage expense. The increase of $6,361 is due to costs incurred for investor services paid to an unrelated third party in 1997. In the first half of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations. The increase was also attributable to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer.
The increase was partially offset by a decrease of professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,075,440 of cash through operating activities for the nine months ended September 30, 1997 as compared to $1,798,755 used for the same period in 1996. The change in cash flow from operations is primarily due to decreases in cash paid to suppliers and cash paid to affiliates. In May 1997, the Partnership received $479,000 for capital reimbursements from escrow held by the mortgagee of Northway Mall after completion of the required roof repairs and asbestos removal, as well as a refund of $50,000 of prepaid deferred borrowing costs. No such reimbursements or refund were received in 1996. With the loan proceeds of the Northway Mall's financing, the Partnership paid approximately $3.8 million to affiliates including deferred asset management fees and overhead reimbursements to McREMI during the first half of 1996.

Additions to real estate investments totaled $425,100 for the nine months ended September 30, 1997 as compared to $957,121 for the same period of 1996.

Total principal payments on mortgage notes payable were $277,577 for the nine months ended September 30, 1997 as compared to $240,134 for the same period of 1996. With the loan proceeds of Northway Mall, the Partnership repaid a loan of $952,538 from McNeil Real Estate Fund XXVII, L.P. and advances from affiliates of $130,517 in the first half of 1996. Additional deferred borrowing costs of $15,683 were paid in 1996 relating to the Northway Mall's refinancing. The Partnership distributed $749,988 to the limited partners during 1997, while $374,965 was paid during 1996.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $2,833,804. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $2,041,000 for necessary capital improvements for all properties in 1997.

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

Distributions:

During 1997, the Partnership distributed $749,988 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVI, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








November 14, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 14, 1997                 By:  /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)