Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1998-03-31
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended        December 31, 1997
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15460
                           --------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code        (972)  448-5800
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

83,535,671 of the registrant's 86,530,671 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:   See Item 14, Page 35

                                TOTAL OF 37 PAGES

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

On July 22, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-5568) and commenced a public offering for sale of $90,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 21, 1987 with 86,553,913 Units sold at one dollar each, or gross proceeds of $86,553,913 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15460). In 1995, 1996, and 1997, 4,930, 15,312 and 3,000 Units, respectively, were relinquished leaving 86,530,671 Units outstanding as of December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1997, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Edison Ford Square on the market for sale effective April 1, 1996. The Partnership has received an offer from a non-affiliate to purchase Edison Ford Square for $3.55 million and is currently evaluating the terms of this offer.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In September 1996, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.092 (the original offer price of $0.096 was reduced by the August 1996 distribution of $0.004 per Unit). In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on November 22, 1996. The General Partner believes that as of January 31, 1998, High River has purchased approximately 1.03% of the Partnership's outstanding Units. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned by the Partnership in fee and are encumbered by mortgage indebtedness, with the exception of Edison Ford Square and Continental Plaza. See Item 8 - Note 5 "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis of                          1997            Date
Property              Description            Property            Debt        Property Taxes     Acquired
--------              -----------           ------------         ----        --------------     --------

Real Estate Investments:
Amargosa Creek        Apartments
   Lancaster, CA      216 units           $    5,335,647     $   4,705,850     $      75,339       12/86

Continental Plaza     Office Building
   Scottsdale, AZ     54,537 sq. ft.           2,143,648                 -            36,442       11/86

Northway Mall         Retail Center
   Pittsburgh, PA     390,745 sq. ft.         22,848,483        14,578,464           403,027        6/87

Westwood Center       Office Building
   Tampa, FL          121,517 sq. ft.          6,931,534         2,157,731           180,871        3/87
                                           -------------      ------------      ------------
                                          $   37,259,312     $  21,442,045     $     695,679
                                           =============      ============      ============
Asset held for sale:

Edison Ford
Square                Retail Center
   Fort Myers, FL     145,417 sq. ft.     $    3,047,765     $           -     $      57,040         7/87
                                           =============      ============      ============

-----------------------------------------
Total:   Apartments  -  216 Units
         Retail Centers - 536,162 sq. ft.
         Office Buildings - 176,054 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -----------
Amargosa Creek
   Occupancy Rate............             94%             91%            92%            89%             86%
   Rent Per Square Foot......           $7.39           $6.96          $7.15          $7.17           $6.94

Continental Plaza
   Occupancy Rate............            100%            100%           100%            98%             98%
   Rent Per Square Foot......          $13.12          $12.55         $12.03         $10.50          $10.30

Northway Mall
   Occupancy Rate............             94%             90%            87%            61%             53%
   Rent Per Square Foot......          $11.99          $11.19          $8.97          $5.74           $6.59

Westwood Center
   Occupancy Rate............             98%             99%            92%            90%             95%
   Rent Per Square Foot......          $14.46          $13.44         $11.95         $11.78          $11.58

Asset held for sale:

Edison Ford Square
   Occupancy Rate............             59%             56%            46%            54%             80%
   Rent Per Square Foot......           $3.48           $4.50          $4.80          $5.84           $6.43

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

Competitive Conditions
----------------------

Amargosa Creek Apartments

Amargosa Creek Apartments, built in 1984, is located in the Mojave Desert, east of the Antelope Valley Freeway, south of downtown Lancaster, California. The major industry in the Antelope Valley is aerospace and Edward's Air Force Base is located 26 miles from the property. During the past three years the property has had interior and exterior upgrades that were necessary to compete with the market as well as to overcome the negative reputation created by being located in a high-crime locale. These improvements have proven to be effective, as the property ended the year at an occupancy rate of 94%, which is above the market average of 91%. The rental rates at Amargosa Creek are comparable to the average market rate. Amargosa Creek is expected to continue to demonstrate stabilized economic growth during 1998 and beyond; however, since the market is strongly affected by the aerospace industry, any layoffs or growth would significantly impact the property's performance.

Continental Plaza
-----------------

Continental Plaza is an office building located in prestigious north Scottsdale, Arizona, an eastern suburb of Phoenix. The garden-style property consists of two Spanish style buildings surrounding a courtyard. Continental Plaza ended the year at a 100% occupancy rate as compared to a market average of 97%. New construction in the area is adding an additional 250,000 square feet to the market. During 1998, a major tenant occupying 12,753 square feet will be vacating. Management is currently searching for tenants to fill the vacated space.

Northway Mall
-------------

Northway Mall, built in the early 1960's and opened in 1962, is a multi-level facility consisting of approximately 391,000 square feet of retail space and mezzanine level office suites. It is located 12 miles south of the Pennsylvania State Turnpike in the North Hills area of Pittsburgh, Pennsylvania. In August 1994, construction financing was secured. The mall was renovated and had a grand opening and ribbon cutting on May 6, 1995. Management is currently searching for one tenant to occupy approximately 15,000 square feet. The occupancy rate at December 31, 1997 was 92% and is projected to reach 97% during 1998. The greater Pittsburgh area is very stable with occupancies approaching the 90% mark and shopping centers adjacent to Northway Mall are currently 92% occupied.

Westwood Center
---------------

Westwood Center, an eight-story office building built in 1984, is located in the Westshore Business District of Tampa, Florida. Improvements over the past few years have allowed the property to maintain competitiveness with the local market. Overall, the Westshore Business District continues to hold stable occupancies of 93% and Westwood Center ended the year with a 98% occupancy. Current market concerns include the property's location near a declining neighborhood and the area's higher than average crime rate. Presently, there is no new office building construction in the Westshore Business District, and the property is positioned for steady growth in the coming years. Westwood Center is located in a stable market and management does not anticipate any difficulty in re-leasing the space that may come available during the year.

Asset held for sale:

Edison Ford Square
------------------

Edison Ford Square, built in 1960 and located in downtown Fort Myers, Florida, has evolved from primarily a retail center to more of a service center. This transformation occurred as a result of demographic changes that reduced major retailers' interest in this location. Formerly known as Boulevard Plaza, the property was renamed to Edison Ford Square in 1993 due to the property's proximity to the Thomas Edison and Henry Ford estates. The property is located within walking distance of these historical attractions; thus the name was changed to capitalize on the tourism market. Plans for a major renovation that would capture the architecture and style of the Edison home began in 1993; however the loss of two major anchors in 1994 made this renovation impractical. The property, located in the center of the downtown entertainment district, offers easy access, high visibility and expansive parking; however the property is dated in appearance and has deferred maintenance.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Continental Plaza
1998                             8                   14,570          $   187,411             29%
1999                             3                    4,237               55,663              9%
2000                             8                   21,954              273,747             43%
2001                             2                    3,374               44,968              7%
2002                             3                    4,794               74,027             11%
2003-2007                        -                        -                    -              -

Northway Mall
1998                            6                    12,271          $   108,999              3%
1999                            5                    79,821              388,519              9%
2000                           10                    21,694              248,301              6%
2001                            8                    33,215              390,158              9%
2002                            8                    23,892              288,415              7%
2003                            2                     7,019               77,690              2%
2004                            2                    73,232              478,471             11%
2005                            3                    39,304              436,390             10%
2006                            -                         -                    -              -
2007                            1                    11,096               88,768              2%

Westwood Center
1998                            8                    22,240          $   324,611             19%
1999                           10                    38,372              566,469             33%
2000                            3                    10,955              171,648             10%
2001                            7                    36,264              507,756             29%
2002                            3                    10,076              155,125              9%
2003-2007                       -                         -                    -              -

Asset held for sale:

Edison Ford Square
1998                            7                    20,072          $   109,812             25%
1999                            7                    23,635              140,594             32%
2000                            1                       705                4,230              1%
2001                            3                     3,960               32,216              7%
2002                            2                     7,430               58,910             13%
2003                            -                         -                    -              -
2004                            3                     7,367               83,522             19%
2005                            -                         -                    -              -
2006                            1                     1,673               12,179              3%
2007                            -                         -                    -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                    Lease
   Use                              Leased                    Annual Rent                     Expiration
---------                      --------------                 -----------                     ----------
Continental Plaza
-----------------
   General Business                  12,753                    $   162,204                       1998
   General Business                   5,952                         74,400                       2000
   General Business                  10,433                        114,763                       2000

Northway Mall
-------------
   Department Store                  73,500                    $   275,625                       1999
   Department Store                  69,639                        431,762                       2004

Westwood Center
---------------
   General Office                    18,018                    $   266,446                       1998
   General Office                    26,534                        392,703                       1999
   General Office                    36,264                        507,756                       2001

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

(B)   Title of Class                      Number of Record Unit Holders

      Limited partnership units           6,924 as of January 31, 1998

(C) Distributions of $749,988 and $374,965 were paid to the limited partners in 1997 and 1996, respectively. During the last week of March 1998, the Partnership distributed approximately $1.5 million to the limited partners of record as of March 1, 1998. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 -
      Note 1 "Organization and Summary of Significant Accounting Policies - Distributions".

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  --------------
Rental revenue...............       $   8,824,653  $   8,579,073  $    7,568,361  $   6,385,998  $   6,708,736
Write-down for impair-
   ment of real estate.......                   -     (1,087,000)     (2,200,000)             -     (7,239,353)
Net loss.....................          (1,003,689)    (2,347,920)     (5,063,046)    (1,938,063)    (8,843,767)

Loss per thousand limited
   partnership units.........       $      (11.48) $      (26.86) $       (57.91) $      (22.17) $     (101.15)
                                     ============   ============   =============   ============   ============

Distributions per thousand
   limited partnership
   units.....................       $        8.67  $        4.33  $            -  $           -  $           -
                                     ============   ============   =============   ============   ============

                                                                 As of December 31,
Balance Sheets                          1997            1996            1995           1994           1993
--------------                      ------------   -------------  --------------  -------------  -------------
Real estate investments,
   net.......................      $   37,259,312 $   38,979,116     $44,629,001    $41,738,690    $39,917,222
Asset held for sale..........           3,047,765      3,008,374               -              -              -
Total assets.................          45,464,752     47,124,512      54,217,223     45,208,188     45,097,635
Mortgage notes payable.......          21,442,045     21,815,746      23,097,459      9,350,045      8,343,376
Partners' equity.............          22,862,247     24,615,924      27,338,809     32,401,855     34,339,918

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
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

Edison Ford Square is a 145,417 sq. ft. retail center in Fort Myers, Florida that has evolved from primarily retail to more of a service center use. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates. Plans for a major renovation began in 1993; however, with the loss of two major anchors in 1994, it was not viable to continue this project. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995 which led management to conclude that the asset was impaired. Accordingly, the Partnership recorded a write-down for impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated fair value. An additional write-down for impairment in the amount of $1,087,000 was recorded against the property's buildings and improvements during the fourth quarter of 1996 after a major tenant announced termination of their lease in 1997 and determination that its carrying value could not be realized through future cash flows.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Partnership revenues increased by $227,178 or 3% in 1997 as compared to 1996. Rental revenue increased $245,580 and interest income decreased $18,402.

Rental revenue increases were mainly due to increased occupancies at Amargosa Creek, Northway Mall and Edison Ford Square. The increase in rental revenue can also be attributed to the increase in rental rates at four of the Partnership's five properties.

Expenses:

Total expenses decreased by $1,117,053 or 10% in 1997 as compared to 1996. The decrease was mainly due to a write-down for impairment of real estate at Edison Ford Square of $1,087,000 in 1996. No such write-down was recorded in 1997.

Interest expense - affiliates decreased $16,090 due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Property taxes increased by $78,966 or 12% in 1997 as compared to 1996. This increase is due to an increase in estimated tax liability at Northway Mall. During 1996, the Partnership also received a tax refund relating to Westwood; no such refund was received in 1997.

Bad debt expense increased $91,384 in 1997 as compared to 1996. This increase can be attributed to the write-off of tenant balances that were deemed uncollectible at Northway Mall

General and administrative expenses decreased $101,815 or 37% for the year ended December 31, 1997 as compared to the same period in 1996. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. The decrease in 1997 as compared to 1996 was slightly offset by charges for investor services, which beginning in 1997, were provided by a third party vendor. In 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

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

Interest expense - affiliate decreased $104,675 or 87% in 1996 as compared to the prior year due to the repayment of the loan from McNeil Real Estate Fund XXVII, L.P. in January 1996, as well as the repayment of all advances from affiliates in May 1996.

Property management fees - affiliates increased $62,829 or 14% in 1996 as compared to the prior year due to the increased rental income at Northway Mall and Westwood Center as discussed above.

General and administrative expenses increased $209,212 in 1996 compared to the prior year due to costs incurred by the Partnership to evaluate and disseminate information regarding an unsolicited 1996 tender offer as discussed in Item 1 - Business.

General and  administrative - affiliates  expenses decreased $115,251 or 14% due
to  decreased   overhead   reimbursement   to  McREMI  for   administering   the
Partnership's affairs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $2,601,872 for the three years ended December 31, 1997. During 1995, the Partnership received net cash proceeds of $13,878,527 for the mortgage notes on Northway Mall. Over the last three years the Partnership has used cash to fund $11,873,444 in additions to real estate investments, $833,989 in principal payments, $215,592 for additions to deferred borrowing costs, $1,083,055 for the repayment of advances and mortgage loans from affiliates and $1,124,953 in limited partner distributions.

The Partnership generated $2,718,546 through operating activities in 1997 as compared to cash used in operating activities of $1,588,873 in 1996. The increase in cash provided of $4,307,419 can be attributed to the decrease of $3,047,898 in the cash paid to affiliates. In 1996, the Partnership used the proceeds from the mortgage note refinancing on Northway Mall to pay all deferred asset management fees and overhead reimbursements to McREMI.

The Partnership used $1,588,873 in operating activities in 1996 as compared to cash provided from operating activities of $1,472,199 in 1995. The change in cash flow from operations in 1996 as compared to 1995 was primarily due to an increase of $3,671,320 in cash paid to affiliates. With the loan proceeds of Northway Mall's refinancing, the Partnership was able to pay all deferred asset management fees and overhead reimbursements to McREMI, bringing the balance of payable to affiliates - General Partner to $91,462 as of December 31, 1996 from $2,983,409 as of December 31, 1995. Interest paid also increased with the December 1995 mortgage refinancing of Northway Mall. The increased occupancy at Northway Mall and Westwood Center led to an increase in tenant receipts and partially offset the decrease in cash flow.

Expenditures related to additions to real estate in 1997 utilized $982,670 of Partnership cash flows as compared to $1,158,736 during 1996 and $9,732,038 during 1995. The increase in the additions to real estate in 1995 was primarily due to the major renovation at Northway Mall as previously disclosed.

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

Principal payments on mortgage notes payable were $373,701 in 1997 as compared to $329,175 in 1996 and $131,113 in 1995. The increase in 1996 was due to Northway Mall's December 1995 permanent financing for the capital improvements program. The new mortgage note, in the amount of $15 million, bears an interest rate of 7.5% with monthly principal and interest payments of $110,849 and matures in December 2002.

The proceeds from the Northway Mall refinancing were used to pay off the construction mortgage note, a $952,538 mortgage loan from McNeil Real Estate Fund XXVII, L.P., as well as $130,517 advances from affiliates - General Partner.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $2,823,216. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.2 million for necessary capital improvements for all properties in 1998.

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

The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.25% at May 20, 1996, when the Partnership repaid the advances.

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

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Edison Ford Square on the market for sale effective April 1, 1996. The Partnership has received an offer from a non-affiliate to purchase Edison Ford Square for $3.55 million and is currently evaluating the terms of this offer.

Distributions:

The Partnership distributed $749,988 to the limited partners in 1997 and $374,965 in 1996. During the last week of March 1998, the Partnership distributed approximately $1.5 million to the limited partners of record as of March 1, 1998. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                      Number
                                                                                                      -------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1997 and 1996...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years in
      the period ended December 31, 1997..........................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -
      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       30






All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVI, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVI, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                        ----------------------------------
                                                                             1997                 1996
                                                                        --------------       -------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     6,750,456      $    6,750,456
   Buildings and improvements...............................                54,854,340          53,911,061
                                                                        --------------       -------------
                                                                            61,604,796          60,661,517
   Less:  Accumulated depreciation and amortization.........               (24,345,484)        (21,682,401)
                                                                        --------------       -------------
                                                                            37,259,312          38,979,116

Asset held for sale.........................................                 3,047,765           3,008,374

Cash and cash equivalents...................................                 2,823,216           2,211,029
Cash segregated for security deposits.......................                   235,617             233,426
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 at December 31, 1997
   and 1996.................................................                 1,221,528           1,276,997
Prepaid commissions.........................................                   381,923             349,018
Prepaid expenses and other assets...........................                   229,664             709,030
Deferred borrowing costs, net of accumulated
   amortization of $307,435 and $215,640 at
   December 31, 1997 and 1996, respectively.................                   265,727             357,522
                                                                        --------------       -------------
                                                                       $    45,464,752      $   47,124,512
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,442,045      $   21,815,746
Accounts payable and accrued expenses.......................                   488,719             306,284
Accrued property taxes......................................                    81,308              58,660
Payable to affiliates - General Partner.....................                   292,574              91,462
Security deposits and deferred rental income................                   297,859             236,436
                                                                        --------------       -------------
                                                                            22,602,505          22,508,588
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 90,000,000   limited   partnership
   units  authorized; 86,530,671 and 86,533,671 limited
   partnership units issued and outstanding at
   December 31, 1997 and 1996, respectively.................                23,273,176          25,016,816
   General Partner..........................................                  (410,929)           (400,892)
                                                                        --------------       -------------
                                                                            22,862,247          24,615,924

                                                                        --------------       -------------
                                                                       $    45,464,752      $   47,124,512
                                                                        ==============       =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997                1996              1995
                                                   --------------      -------------     --------------

Revenue:
   Rental revenue..........................        $    8,824,653     $    8,579,073    $     7,568,361
   Interest ...............................               157,968            176,370             98,207
   Gain on legal settlement................                     -                  -             59,874
                                                    -------------      -------------     --------------
     Total revenue.........................             8,982,621          8,755,443          7,726,442
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             1,742,458          1,770,932          1,148,546
   Interest - affiliates...................                     -             16,090            120,765
   Depreciation and amortization...........             2,663,083          2,713,247          2,682,731
   Property taxes..........................               752,719            673,753            654,260
   Bad debt................................               105,143             13,759            (13,025)
   Personnel expenses......................               816,221            799,842            781,301
   Utilities...............................               985,081            996,025          1,060,645
   Repairs and maintenance.................               942,549            971,273            962,791
   Property management fees -
     affiliates............................               524,356            499,835            437,006
   Other property operating expenses.......               559,091            584,823            623,705
   General and administrative..............               170,098            271,913             62,701
   General and administrative -
     affiliates............................               725,511            704,871            820,122
   Write-down for impairment
     of real estate........................                     -          1,087,000          2,200,000
   Loss on demolition and replacement
     of assets.............................                     -                  -          1,247,940
                                                    -------------      -------------     --------------
     Total expenses........................             9,986,310         11,103,363         12,789,488
                                                    -------------      -------------     --------------

Net loss...................................        $   (1,003,689)    $   (2,347,920)   $    (5,063,046)
                                                    =============      =============     ==============

Net loss allocable to limited
   partners................................        $     (993,652)    $   (2,324,441)   $    (5,012,416)
Net loss allocable to General
   Partner.................................               (10,037)           (23,479)           (50,630)
                                                    -------------      -------------     --------------
Net loss...................................        $   (1,003,689)    $   (2,347,920)   $    (5,063,046)
                                                    =============      =============     ==============


Net loss per thousand limited
   partnership units.......................        $       (11.48)    $       (26.86)   $        (57.91)
                                                    =============      =============     ==============

Distribution per thousand limited
   partnership units.......................        $         8.67     $         4.33    $             -
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ----------------       -----------------      ---------------
Balance at December 31, 1994..............       $      (326,783)       $     32,728,638       $   32,401,855

Net loss..................................               (50,630)             (5,012,416)           (5,063,046)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (377,413)             27,716,222            27,338,809

Net loss..................................               (23,479)             (2,324,441)           (2,347,920)

Distributions.............................                     -                (374,965)             (374,965)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............              (400,892)             25,016,816            24,615,924

Net loss..................................               (10,037)               (993,652)           (1,003,689)

Distributions.............................                     -                (749,988)             (749,988)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $      (410,929)        $    23,273,176       $    22,862,247
                                                  ==============          ==============        ==============



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996             1995
                                                   ---------------    ---------------   ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $    8,834,211     $    8,380,164    $     7,284,225
   Cash received from legal settlement.....                     -                  -             59,874
   Cash paid to suppliers..................            (2,840,370)        (3,723,971)        (3,729,096)
   Cash paid to affiliates.................            (1,048,755)        (4,096,653)          (425,333)
   Interest received.......................               157,968            176,370             98,207
   Interest paid...........................            (1,653,436)        (1,587,720)        (1,008,659)
   Interest paid to affiliates.............                     -            (53,903)          (107,937)
   Property taxes paid.....................              (731,072)          (683,160)          (699,082)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     operating activities..................             2,718,546         (1,588,873)         1,472,199
                                                    -------------      -------------     --------------

Net cash used in investing activities:
   Additions to real estate
     investments...........................              (982,670)        (1,158,736)        (9,732,038)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (373,701)          (329,175)          (131,113)
   Proceeds from mortgage notes
     refinancing...........................                     -                  -         13,878,527
   Retirement of mortgage note -
     affiliate.............................                     -           (952,538)                 -
   Repayment of advances from
     affiliates - General Partner..........                     -           (130,517)                 -
   Deferred borrowing costs paid...........                     -            (15,683)          (199,909)
   Distributions...........................              (749,988)          (374,965)                 -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     financing activities..................            (1,123,689)        (1,802,878)        13,547,505
                                                    -------------      -------------    ---------------

Net increase (decrease) in cash and
   cash equivalents........................               612,187         (4,550,487)         5,287,666

Cash and cash equivalents at
     beginning of year.....................             2,211,029          6,761,516          1,473,850
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    2,823,216     $    2,211,029    $     6,761,516
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS


          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                           For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1997                1996             1995
                                                    -------------      -------------     --------------
Net loss...................................        $   (1,003,689)    $   (2,347,920)   $    (5,063,046)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...........             2,663,083          2,713,247          2,682,731
   Amortization of deferred borrowing
     costs.................................                91,795             89,999            156,331
   Allowance for doubtful accounts.........                     -            (23,764)          (267,858)
   Interest added to advances from
     affiliates - General Partner, net.....                     -            (37,813)            12,828
   Write-down for impairment
     of real estate........................                     -          1,087,000          2,200,000
   Loss on demolition and replacement
      of assets............................                     -                  -          1,247,940
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (2,191)           (31,030)            31,363
     Accounts receivable...................                55,469           (156,296)           (39,438)
     Prepaid commissions...................               (32,905)            30,426             25,099
     Prepaid expenses and other
       assets..............................               479,366              7,061           (536,646)
     Accounts payable and accrued
       expenses............................               182,435            (52,572)           187,789
     Accrued property taxes................                22,648             (1,204)            24,539
     Payable to affiliates - General
       Partner.............................               201,112         (2,891,947)           831,795
     Security deposits and deferred
       rental income.......................                61,423             25,940            (21,228)
                                                    -------------      -------------     --------------

         Total adjustments.................             3,722,235            759,047          6,535,245
                                                    -------------      -------------     --------------

Net cash provided by (used in)
     operating activities..................        $    2,718,546     $   (1,588,873)   $     1,472,199
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1997, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Edison Ford Square on the market for sale effective April 1, 1996. The Partnership has received an offer from a non-affiliate to purchase Edison Ford Square for $3.55 million and is currently evaluating the terms of this offer.

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

The Partnership distributed $749,988 to the limited partners in 1997 and $374,965 in 1996. There were no distributions to partners in 1995. During the last week of March 1998, the Partnership plans to distribute approximately $1.5 million to the limited partners of record as of March 1, 1998.

Net Loss Per Thousand Limited Partnership Units

Net loss per thousand Units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per Unit information has been computed based on 86,531 thousand Units outstanding in 1997, 86,534 thousand Units outstanding in 1996, and 86,549 thousand Units outstanding in 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                               For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996              1995
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      524,356     $      499,835    $       437,006
Charged to interest  - affiliates:
   Interest on mortgage note payable -
     affiliate.............................                     -             11,398            107,937
   Interest on advances from
     affiliates - General Partner..........                     -              4,692             12,828
Charged to general and administrative -
   affiliates:
   Partnership administration..............               147,389            198,810            300,846
   Asset management fee....................               578,122            506,061            519,276
                                                    -------------      -------------     --------------
                                                   $    1,249,867     $    1,220,796    $     1,377,893
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations. During 1997, the Partnership paid or accrued a total of $525,094 to McREMI for asset management fees and overhead reimbursements.

The General Partner has, at its discretion, advanced funds to the Partnership to meet its working capital requirements. The advances were repaid during 1996. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The advances were unsecured, due on demand and accrued interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.25% on May 20, 1996, the date when the Partnership repaid all outstanding affiliate advances and the related accrued interest.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $38,816,004 in 1997, $38,453,377 in 1996 and $39,813,538 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1997 and 1996, are set forth in the following tables:

                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1997                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------
Amargosa Creek
   Lancaster, CA               $      794,635     $     8,626,877     $    (4,085,865)     $    5,335,647
Continental Plaza
   Scottsdale, AZ                   1,975,324           2,072,184          (1,903,860)          2,143,648
Northway Mall
   Pittsburgh, PA                   2,965,329          31,280,032         (11,396,878)         22,848,483
Westwood Center
   Tampa, FL                        1,015,168          12,875,247          (6,958,881)          6,931,534
                                -------------      --------------      --------------       -------------
                               $    6,750,456     $    54,854,340     $   (24,345,484)     $   37,259,312
                                =============      ==============      ==============       =============


                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1996                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------

Amargosa Creek                 $      794,635     $     8,591,890     $    (3,718,390)    $     5,668,135
Continental Plaza                   1,975,324           2,036,191          (1,800,164)          2,211,351
Northway Mall                       2,965,329          30,680,454          (9,851,567)         23,794,216
Edison Ford Square (a)
Westwood Center                     1,015,168          12,602,526          (6,312,280)          7,305,414
                                -------------      --------------      --------------       -------------
                               $    6,750,456     $    53,911,061     $   (21,682,401)    $    38,979,116
                                =============      ==============      ==============       =============

(a) On April 1, 1996, the General Partner placed Edison Ford Square, located in Fort Myers, Florida, on the market for sale. Edison Ford Square is classified as such at December 31, 1997 and 1996 with a net book value of $3,047,765 and $3,008,374, respectively. The Partnership has received an offer of $3.55 million from a non-affiliate to purchase Edison Ford Square and is currently evaluating the terms of this offer.

The results of operations for the asset held for sale at December 31, 1997 are $213,631, $312,321 and $89,164 for 1997, 1996 and 1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

Edison Ford Square is a 145,417 sq. ft. retail center in Fort Myers, Florida that has evolved from primarily retail to more of a service center use. The downtown area, where the shopping center is located, has experienced decay due to a shift in demographics. The center is within walking distance of the Thomas Edison and Henry Ford estates. Plans for a major renovation began in 1993; however, with the loss of two major anchors in 1994, it was not viable to continue this project. An unsolicited offer from an unaffiliated third party to purchase the center was received during 1995 which led management to conclude that the asset was impaired. Accordingly, the Partnership recorded a write-down for impairment of $2.2 million against Edison Ford's building and improvements during the fourth quarter of 1995, to record the property at its estimated fair value. An additional write-down for impairment in the amount of $1,087,000 was recorded against the property's buildings and improvements during the fourth quarter of 1996 after a major tenant announced termination of their lease in 1997 and determination that its carrying value could not be realized through future cash flows.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1997 are as follows:

         1998....................................        $  5,707,126
         1999....................................           4,806,912
         2000....................................           4,227,744
         2001....................................           3,283,918
         2002....................................           2,593,733
         Thereafter..............................          10,165,331
                                                          -----------
           Total                                         $ 30,784,764
                                                          ===========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $21,625, $7,943 and $15,094 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $1,398,132, $1,563,150 and $1,176,119 for the years ended December 31, 1997, 1996, and 1995, respectively. These contingent rents and expense reimbursements, which include amounts for the asset held for sale, are included in rental revenue on the Statement of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth the mortgage notes payable of the Partnership at December 31, 1997 and 1996. The mortgage notes are secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                   December 31,
Property                 Position (a)     Rates %        Maturity Date(b)      1997               1996
--------                 -------------------           -------------------  -------------      --------------
Amargosa Creek           First            7.875       $   35,528   12/98    $   4,705,850      $    4,759,298

Northway Mall            First            7.500         110,849    12/02       14,578,464          14,805,922

Westwood Center          First            8.000           22,457   12/98        2,157,731           2,250,526
                                                                             ------------       -------------
                                                                            $  21,442,045      $   21,815,746
                                                                             ============       =============

(a)   The debt is non-recourse to the Partnership.

(b)   Balloon payments on the mortgage notes are due as follows:

              Property             Balloon Payment       Date
              --------             ---------------       ----

         Amargosa Creek             $  4,653,031         12/98
         Westwood Center               2,074,545         12/98
         Northway Mall                13,118,565         12/02

The Partnership plans to refinance the mortgage notes payable secured by Amargosa Creek and Westwood Center upon their maturation in December 1998.

Scheduled principal maturities of the mortgage notes payable are as follows:

         1998....................................        $  7,108,696
         1999....................................             264,144
         2000....................................             284,650
         2001....................................             306,749
         2002....................................             330,562
         Thereafter..............................          13,147,244
                                                          -----------
           Total                                         $ 21,442,045
                                                          ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $21,404,000 at December 31, 1997 and $20,745,000 at December 31, 1996.

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

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                        Costs
                                                       Initial Cost              Cumulative          Capitalized
                            Related                           Buildings and      Write-down          Subsequent
Description                 Encumbrances          Land        Improvements      for Impairment     To Acquisition
-----------                 ------------          ----        -------------     --------------     ---------------
Apartments:
Amargosa Creek
   Lancaster, CA (b)       $    4,705,850    $      947,277    $    9,578,026   $   (1,696,024)    $     592,233

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)                   -         4,211,854         4,059,113       (5,662,360)        1,438,901

Westwood Center
   Tampa, FL (d)                2,157,731         1,465,168        14,814,477       (5,000,000)        2,610,770

Retail Center:

Northway Mall
   Pittsburgh, PA (e)          14,578,464         4,523,305        17,186,915       (6,000,000)       18,535,141
                           --------------    --------------    --------------     ------------     -------------

                          $    21,442,045   $    11,147,604   $    45,638,531    $ (18,358,384)   $   23,177,045
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

(g) Asset held for sale is stated at the lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      -----------------

Apartment:
Amargosa Creek
   Lancaster, CA (b)          $      794,635     $    8,626,877   $      9,421,512    $   (4,085,865)

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)              1,975,324          2,072,184          4,047,508        (1,903,860)

Westwood Center
   Tampa, FL (d)                   1,015,168         12,875,247         13,890,415        (6,958,881)

Retail Center:

Northway Mall
   Pittsburgh, PA (e)              2,965,329         31,280,032         34,245,361       (11,396,878)
                              --------------     --------------   ----------------     -------------
                             $     6,750,456    $    54,854,340  $      61,604,796    $  (24,345,484)
                              ==============     ==============   ================     =============

Asset Held for Sale:

Edison Ford
   Square (f)(g)
   Fort Myers, FL                                                $       3,047,765
                                                                  ================

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $90,409,902 and accumulated depreciation was $25,400,673 at December 31, 1997.

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

(g) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartment:
Amargosa creek
   Lancaster, CA (b)            1984/85                     12/86                   5-25

Office buildings:

Continental Plaza
   Scottsdale, AZ (c)           1984                        11/86                   5-25

Westwood Center
   Tampa, FL (d)                1984                        03/87                   5-25

Retail center:

Northway Mall
   Pittsburgh, PA (e)           1962                        06/87                   5-25

Asset Held for Sale:

Edison Ford Square
   Fort Myers, FL (f)(g)        1960                        07/87


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

(g) Asset held for sale is stated at the lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996              1995
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   60,661,517     $   65,884,142    $    60,934,261

Improvements...............................               943,279          1,002,815          9,020,982

Reclassification to asset held for sale....                     -         (6,225,440)                 -

Write-down for impairment
   of real estate..........................                     -                  -         (2,200,000)

Demolition and replacement of assets
   due to capital improvements.............                     -                  -         (1,871,101)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   61,604,796     $   60,661,517    $    65,884,142
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   21,682,401     $   21,255,141    $    19,195,571

Depreciation and amortization..............             2,663,083          2,713,247          2,682,731

Reclassification to asset held for sale....                     -         (2,285,987)                 -

Demolition and replacement of assets
   due to capital improvements.............                     -                  -           (623,161)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   24,345,484     $   21,682,401    $    21,255,141
                                                    =============      =============     ==============


Asset held for sale:

Balance at beginning of year...............        $    3,008,374     $            -     $            -

Reclassification to asset held for sale....                     -          3,939,453                  -

Improvements...............................                39,391            155,921                  -

Write-down for impairment
   of real estate..........................                     -         (1,087,000)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    3,047,765     $    3,008,374    $             -
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's  and  real  estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil      is  Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive   Officer   of   McNeil   Real
Executive Officer                       President  and Chief  Estate  Management
                                        which  is an  affiliate  of the  General
                                        Partner.  Mr.  Executive  Officer Taylor
                                        has  been in  this  capacity  since  the
                                        resignation  of  Donald K. Reed on March
                                        4, 1997.  Prior to assuming  his current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(B) Security ownership of Management.

      The General Partner and the officers or directors of its general partner, collectively, own 2,995,000 Units at January 31, 1998, which is 3% of the outstanding Units.

(C)   Change in control.

      None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $578,122 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross receipts of its residential property and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $671,745 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

      10.5                        Property  Management Agreement dated March 30,
                                  1992,  between  McNeil  Real Estate Fund XXVI,
                                  L.P.   and  McNeil  Real  Estate   Management,
                                  Inc.(1)

      10.6                        Amendment  of Property  Management   Agreement
                                  dated March 5, 1993 by McNeil Real Estate Fund
                                  XXVI, L.P. and McNeil Real Estate  Management,
                                  Inc.(1)

      10.7                        Promissory   Note    dated  October   7, 1993,
                                  between McNeil Real Estate Fund XXVI, L.P. and
                                  John  Hancock  Mutual Life  Insurance  Company
                                  relating to Amargosa Creek Apartments.(2)

      10.8                        Secured  Promissory   Note   dated October 27,
                                  1993,  between  McNeil  Real Estate Fund XXVI,
                                  L.P. and Sun Life Assurance  Company of Canada
                                  (U.S.) relating to Westwood Center.(2)


      Exhibit
      Number                      Description
      -------                     -----------
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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1997.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXVI, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1998                    By:  /s/ Robert A. McNeil
--------------                         -----------------------------------------
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



March 31, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)