Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1998-05-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1998                 1997
                                                                       --------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     6,750,456      $    6,750,456
   Buildings and improvements...............................                54,866,005          54,854,340
                                                                        --------------       -------------
                                                                            61,616,461          61,604,796
   Less:  Accumulated depreciation and amortization.........               (24,962,574)        (24,345,484)
                                                                        --------------       -------------
                                                                            36,653,887          37,259,312

Asset held for sale.........................................                 3,053,215           3,047,765

Cash and cash equivalents...................................                 1,671,496           2,823,216
Cash segregated for security deposits.......................                   239,441             235,617
Accounts receivable, net of allowance for doubtful
   accounts of $572,392 at March 31, 1998 and
   December 31, 1997........................................                 1,248,148           1,221,528
Prepaid commissions.........................................                   409,504             381,923
Prepaid expenses and other assets...........................                   223,049             229,664
Deferred borrowing costs, net of accumulated
   amortization of $330,884 and $307,435 at
   March 31, 1998 and December 31, 1997, respectively.......                   242,278             265,727
                                                                        --------------       -------------
                                                                       $    43,741,018      $   45,464,752
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable......................................           $    21,344,065      $   21,442,045
Accounts payable and accrued expenses.......................                   301,364             488,719
Accrued property taxes......................................                   159,904              81,308
Payable to affiliates - General Partner.....................                   485,495             292,574
Security deposits and deferred rental revenue...............                   252,009             297,859
                                                                        --------------       -------------
                                                                            22,542,837          22,602,505
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units authorized;
     86,530,671 Units issued and outstanding at March 31,
     1998 and December 31, 1997, respectively...............                21,610,751          23,273,176
   General Partner..........................................                  (412,570)           (410,929)
                                                                        --------------       -------------
                                                                            21,198,181          22,862,247
                                                                        --------------       -------------
                                                                       $    43,741,018      $   45,464,752
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                 1998                1997
                                                                           --------------     --------------

Revenue:
    Rental revenue ...........................................             $    2,305,260     $    2,282,739
    Interest ..................................................                    29,888             25,383
                                                                            -------------      -------------
      Total revenue............................................                 2,335,148          2,308,122
                                                                            -------------      -------------

Expenses:
    Interest...................................................                   431,508            438,260
    Depreciation and amortization..............................                   617,090            643,160
    Property taxes.............................................                   190,233            211,372
    Personnel expenses.........................................                   226,794            237,319
    Utilities..................................................                   233,841            259,570
    Repairs and maintenance....................................                   231,502            249,489
    Property management fees -affiliates.......................                   131,038            126,167
    Other property operating expenses..........................                   121,798            155,612
    General and administrative.................................                   122,726             43,245
    General and administrative - affiliates....................                   192,692            158,300
                                                                            -------------      -------------
      Total expenses...........................................                 2,499,222          2,522,494
                                                                            -------------      -------------

Net loss.......................................................            $     (164,074)    $     (214,372)
                                                                            =============      =============

Net loss allocable to limited partners.........................            $     (162,433)    $     (212,228)
Net loss allocable to General Partner..........................                    (1,641)            (2,144)
                                                                            -------------     --------------
Net loss.......................................................            $     (164,074)    $     (214,372)
                                                                            =============      =============

Net loss per thousand limited partnership units................            $        (1.88)    $        (2.45)
                                                                            =============      =============

Distributions per thousand limited partnership units...........            $        17.33     $         2.89
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                   Total
                                                                                                  Partners'
                                                     General                 Limited               Equity
                                                     Partner                 Partners              (Deficit)
                                                 --------------          --------------        ---------------
Balance at December 31, 1996..............       $     (400,892)         $   25,016,816        $   24,615,924

Net loss..................................               (2,144)               (212,228)             (214,372)

Distributions to limited partners.........                    -                (250,000)             (250,000)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (403,036)         $   24,554,588        $   24,151,552
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (410,929)         $   23,273,176        $   22,862,247

Net loss..................................               (1,641)               (162,433)             (164,074)

Distributions to limited partners.........                    -              (1,499,992)           (1,499,992)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (412,570)         $   21,610,751        $   21,198,181
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                            Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1998                    1997
                                                                  ----------------         ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      2,229,814         $    2,116,354
   Cash paid to suppliers............................                   (1,145,366)             (1,027,959)
   Cash paid to affiliates...........................                     (130,809)               (256,078)
   Interest received.................................                       29,888                  25,383
   Interest paid.....................................                     (408,523)               (415,741)
   Property taxes paid and escrowed..................                     (111,637)               (130,518)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      463,367                 311,441
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (11,665)               (127,878)
   Additions to assets held for sale.................                       (5,450)                      -
                                                                   ----------------         --------------
Net cash used in investing activities................                      (17,115)               (127,878)
                                                                   ---------------          ---------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable......                      (97,980)                (90,760)
   Distributions to limited partners.................                   (1,499,992)               (250,000)
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,597,972)               (340,760)
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                   (1,151,720)               (157,197)

Cash and cash equivalents at beginning of
   period............................................                    2,823,216               2,211,029
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,671,496         $     2,053,832
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                             Three Months Ended
                                                                                  March 31
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  ----------------         ----------------
Net loss.............................................             $       (164,074)        $      (214,372)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      617,090                 643,160
   Amortization of deferred borrowing costs..........                       23,449                  22,949
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (3,824)                 (1,298)
     Accounts receivable.............................                      (26,620)               (167,087)
     Prepaid commissions.............................                      (27,581)                  1,518
     Prepaid expenses and other assets...............                        6,615                 (33,065)
     Accounts payable and accrued expenses...........                     (187,355)                (91,487)
     Accrued property taxes..........................                       78,596                 115,526
     Payable to affiliates - General Partner.........                      192,921                  28,389
     Security deposits and deferred rental
       revenue.......................................                      (45,850)                  7,208
                                                                   ---------------          --------------

       Total adjustments.............................                      627,441                 525,813
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        463,367         $       311,441
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVI, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Three Months Ended
                                                                                 March 31
                                                                  ----------------------------------------
                                                                        1998                    1997
                                                                  ----------------         ---------------
Property management fees - affiliates................             $        131,038         $       126,167
Charged to interest - affiliates:
Charged to general and administrative affiliates:
   Partnership administration........................                       42,465                  34,735
   Asset management fee..............................                      150,227                 123,565
                                                                   ---------------          --------------
                                                                  $        323,730         $       284,467
                                                                   ===============          ==============

The total payable to affiliates - General Partner at March 31, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

On April 28, 1998, the Partnership sold to Anglo-Florida Investments I, Ltd., an unaffiliated buyer, Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Net cash proceeds to the Partnership, after various closing costs, amounted to approximately $3,371,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported a net loss of $164,074 for the first three months of 1998 as compared to a net loss of $214,372 for the first three months of 1997. Revenues increased slightly to $2,335,148 in 1998 from $2,308,122 in 1997, while expenses dropped to $2,499,222 in 1998 from $2,522,494 in 1997.

Net cash provided by operating activities was $463,367 for the first three months of 1998. The Partnership expended $11,665 for capital improvements and $97,980 for principal payments on its mortgage notes payable. After distributions of $1,499,982 to the limited partners, cash and cash equivalents totaled $1,671,496 at March 31, 1998, a decrease of $1,151,720 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue for the three months ended March 31, 1998 increased by $27,026 for the three months ended March 31, 1998 as compared to the same period in 1997.

Rental revenue for the three months ended March 31, 1998 increased by $22,521 or 1% as compared to the same period in 1997. This increase is due to an increase in rental rates and a decrease in the vacancy rates at three of the Partnership's five properties.

Interest income increased by $4,505 for the three months ended March 31, 1998 as compared to the same period last year.

Expenses:

Total expenses decreased by $23,272 for the three months ended March 31, 1998 as compared to the same period of 1997.

Property taxes decreased $21,139 or 10% for the three months ended March 31, 1998 as compared to the same period in 1997. This decrease is primarily due to the reduction in the estimated tax liability on Northway Mall and Westwood Center.

Other property operating expenses decreased by $33,814 or 22% for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease was due to decreases in advertising, space planning and bad debt at Northway Mall.

General and administrative expenses increased for the three months ended March 31, 1998 by $79,481 as compared to the same period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $34,392 or 22% for the first three months of 1998 as compared to the same period last year due to the change in investor relation charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $463,367 of cash through operating activities for the three months ended March 31, 1998 as compared to $311,441 for the same period in 1997. The change in cash flow from operations is primarily due to an increase in cash received from tenants and a decrease in cash paid to affiliates.

Additions to real estate investments totaled $17,115 for the three months ended March 31, 1998 as compared to $127,878 for the same period of 1997.

Total principal payments on mortgage notes payable were $97,980 for the three months ended March 31, 1998 as compared to $90,760 for the same period of 1997. The Partnership distributed $1,499,992 to the limited partners during 1998, while $250,000 was paid during 1997.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,671,496. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.2 for necessary capital improvements for all properties in 1998.

On April 28, 1998, the Partnership sold to Anglo-Florida Investments I, Ltd., an unaffiliated buyer, Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Net cash proceeds to the Partnership, after various closing costs, amounted to approximately $3,371,000.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations could deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. There is no assurance that affiliate support could be arranged, since neither the General Partner nor any affiliates have any obligation in this regard.

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

Distributions:

During 1998, the Partnership distributed $1,499,992 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

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

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVI, L.P. dated June 1995.

         11. Statement regarding computation of Net Loss per Thousand Limited Partnership Units: Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 86,531 limited partnership units (in thousands) outstanding in 1998 and 1997, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner








May 14, 1998                        By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                            ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)