Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1998-08-14
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             June 30, 1998
                                   ---------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1998                 1997
                                                                        -------------        -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ..................................          55,061,007           54,854,340
                                                                        ------------         ------------
                                                                          61,811,463           61,604,796
   Less:  Accumulated depreciation and amortization ............         (25,594,602)         (24,345,484)
                                                                        ------------         ------------
                                                                          36,216,861           37,259,312

Asset held for sale ............................................                   -            3,047,765

Cash and cash equivalents ......................................           5,410,403            2,823,216
Cash segregated for security deposits ..........................             240,672              235,617
Accounts receivable, net of allowance for doubtful
   accounts of $536,718 at June 30, 1998 and
   $572,392 at December 31, 1997.............. .................           1,047,641            1,221,528
Prepaid commissions ............................................             371,941              381,923
Prepaid expenses and other assets ..............................             265,937              229,664
Deferred borrowing costs, net of accumulated
   amortization of $354,333 and $307,435 at
   June 30, 1998 and December 31, 1997, respectively ...........             218,829              265,727
                                                                        ------------         ------------
                                                                        $ 43,772,284         $ 45,464,752
                                                                        ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable .........................................        $ 21,244,192         $ 21,442,045
Accounts payable and accrued expenses ..........................             281,776              488,719
Accrued property taxes .........................................             220,916               81,308
Payable to affiliates - General Partner ........................             724,206              292,574
Security deposits and deferred rental revenue ..................             300,980              297,859
                                                                        ------------         ------------
                                                                          22,772,070           22,602,505
                                                                        ------------         ------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units  authorized;
     86,530,671 Units issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively..........           21,414,763           23,273,176
   General Partner .............................................            (414,549)            (410,929)
                                                                        ------------         ------------
                                                                          21,000,214           22,862,247
                                                                        ------------         ------------
                                                                        $ 43,772,284         $ 45,464,752
                                                                        ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                 June 30,
                                                -------------------------------         -------------------------------
                                                    1998               1997                 1998                1997
                                                -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ......................        $ 2,099,774         $ 2,249,106         $ 4,405,034         $ 4,531,845
   Interest ............................             44,667              58,892              74,555              84,275
   Gain on sale of real estate .........            116,297                   -             116,297                   -
                                                -----------         -----------         -----------         -----------
     Total revenue .....................          2,260,738           2,307,998           4,595,886           4,616,120
                                                -----------         -----------         -----------         -----------

Expenses:
   Interest ............................            429,606             435,498             861,114             873,758
   Depreciation and
     amortization ......................            632,028             673,967           1,249,118           1,317,127
   Property taxes ......................            177,985             211,380             368,218             422,752
   Personnel expenses ..................            178,080             193,069             404,874             430,388
   Utilities ...........................            236,319             237,069             470,160             496,639
   Repairs and maintenance .............            247,405             215,263             478,907             464,752
   Property management
     fees - affiliates .................            137,215             128,823             268,253             254,990
   Other property operating
     expenses ..........................            109,459             124,466             231,257             280,078
   General and administrative ..........            108,716              27,002             231,442              70,247
   General and administrative -
     affiliates ........................            201,892             204,050             394,584             362,350
                                                -----------         -----------         -----------         -----------
     Total expenses ....................          2,458,705           2,450,587           4,957,927           4,973,081
                                                -----------         -----------         -----------         -----------

Net loss ...............................        $  (197,967)        $  (142,589)        $  (362,041)        $  (356,961)
                                                ===========         ===========         ===========         ===========

Net loss allocable
   to limited partners .................        $  (195,987)        $  (141,163)        $  (358,421)        $  (353,391)
Net loss allocable
   to General Partner ..................             (1,980)             (1,426)             (3,620)             (3,570)
                                                -----------         -----------         -----------         -----------
Net loss ...............................        $  (197,967)        $  (142,589)        $  (362,041)        $  (356,961)
                                                ===========         ===========         ===========         ===========

Net loss per thousand
   limited partnership units ...........        $     (2.30)        $     (1.63)        $     (4.14)        $     (4.08)
                                                ===========         ===========         ===========         ===========

Distribution per thousand
   limited partnership units ...........        $         -         $         -         $     17.33         $      2.89
                                                ===========         ===========         ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                              Total
                                                                                             Partners'
                                                    General              Limited              Equity
                                                    Partner              Partners            (Deficit)
                                                 -------------        -------------        -------------
Balance at December 31, 1996 ............        $   (400,892)        $ 25,016,816         $ 24,615,924

Net loss ................................              (3,570)            (353,391)            (356,961)

Distributions to limited partners........                   -             (250,000)            (250,000)
                                                 ------------         ------------         ------------

Balance at June 30, 1997 ................        $   (404,462)        $ 24,413,425         $ 24,008,963
                                                 ============         ============         ============


Balance at December 31, 1997 ............        $   (410,929)        $ 23,273,176         $ 22,862,247

Net loss ................................              (3,620)            (358,421)            (362,041)

Distributions to limited partners .......                   -           (1,499,992)          (1,499,992)
                                                 ------------         ------------         ------------

Balance at June 30, 1998 ................        $   (414,549)        $ 21,414,763         $ 21,000,214
                                                 ============         ============         ============







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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Six Months Ended
                                                                             June 30,
                                                                -------------------------------
                                                                    1998                1997
                                                                -----------         -----------

Cash flows from operating activities:
   Cash received from tenants ..........................        $ 4,470,362         $ 4,313,036
   Cash paid to suppliers ..............................         (2,091,567)         (1,318,638)
   Cash paid to affiliates .............................           (231,205)           (610,574)
   Interest received ...................................             74,555              84,275
   Interest paid .......................................           (815,153)           (829,731)
   Property taxes paid and escrowed ....................           (228,610)           (239,217)
                                                                -----------         -----------
Net cash provided by operating activities ..............          1,178,382           1,399,151
                                                                -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ................           (206,667)           (304,085)
   Additions to assets held for sale ...................            (11,638)                  -
   Proceeds from sale of real estate ...................          3,324,955                   -
                                                                -----------         -----------
Net cash provided by (used in)
   investing activities ................................          3,106,650            (304,085)
                                                                -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable.........           (197,853)           (183,276)
   Distributions to limited partners ...................         (1,499,992)           (250,000)
                                                                -----------         -----------
Net cash used in financing activities ..................         (1,697,845)           (433,276)
                                                                -----------         -----------

Net increase in cash and cash equivalents ..............          2,587,187             661,790

Cash and cash equivalents at beginning of
   period ..............................................          2,823,216           2,211,029
                                                                -----------         -----------

Cash and cash equivalents at end of period .............        $ 5,410,403         $ 2,872,819
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                     Six Months Ended
                                                                         June 30
                                                              -------------------------------
                                                                 1998                1997
                                                              -----------         -----------
Net loss .............................................        $  (362,041)        $  (356,961)
                                                              -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization .....................          1,249,118           1,317,127
   Amortization of deferred borrowing costs ..........             46,898              45,897
   Gain on sale of real estate .......................           (116,297)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             (5,055)                421
     Accounts receivable .............................             59,218            (204,970)
     Prepaid commissions .............................              9,982              24,486
     Prepaid expenses and other assets ...............            (70,859)            373,892
     Accounts payable and accrued expenses ...........           (206,943)            (89,974)
     Accrued property taxes ..........................            139,608             290,012
     Payable to affiliates - General Partner .........            431,632               6,766
     Security deposits and deferred rental
       revenue .......................................              3,121              (7,545)
                                                              -----------         -----------

       Total adjustments .............................          1,540,423           1,756,112
                                                              -----------         -----------

Net cash provided by operating activities ............        $ 1,178,382         $ 1,399,151
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

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------

Property management fees - affiliates................     $ 268,253   $ 254,990
Charged to gain on sale of real estate:
   Disposition fee...................................       106,500           -
Charged to general and administrative -
   affiliates:
   Partnership administration........................        92,905      71,425
   Asset management fee..............................       301,679     290,925
                                                           --------    --------
                                                          $ 769,337   $ 617,340
                                                           ========    ========

The total payable to affiliates - General Partner at June 30, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

On April 28, 1998, the Partnership sold to Anglo-Florida Investments I, Ltd., an unaffiliated buyer, Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Cash proceeds from this transaction, as well as the gain on sale is detailed below:

                                                                          Gain on Sale     Cash Proceeds
                                                                        ---------------    -------------
Cash sales price....................................                    $    3,550,000     $  3,550,000
Selling costs.......................................                          (225,045)        (225,045)
Basis of real estate sold...........................                        (3,208,658)
                                                                         -------------

Gain on sale of real estate.........................                    $      116,297
                                                                         =============      -----------

Proceeds from sale of real estate...................                                       $  3,324,955
                                                                                            ===========

The selling costs above include a disposition fee at 3% of the gross sales price paid to the General Partner in the amount of $106,500.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At June 30, 1998, the Partnership owned one apartment property, two office buildings and one retail center. Three of the four Partnership's properties are subject to mortgage notes.

The Partnership recorded a $116,297 gain on the sale of Edison Ford Square. Net proceeds from the sale amounted to $3,324,955. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $20,234 and $47,260 for the three months and six months ended June 30, 1998 as compared to the same period in 1997.

Rental revenue for the three and six months ended June 30, 1998 decreased by $149,332 and $126,811, respectively, as compared to the same periods in 1997. This decrease is primarily due to the sale of Edison Ford Square on April 28, 1998.

Interest income for the three and six months ended June 30, 1998 decreased by $14,225 and $9,720, respectively, as compared to the same periods last year. This decrease is due to interest income earned on funds held in escrow for Northway Mall in 1997. No such funds were held in 1998.

The Partnership recorded a $116,297 gain on the sale of Edison Ford Square for the period ended June 30, 1998. Net proceeds from the sale amounted to $3,324,955. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

Expenses:

Total expenses increased by $8,118 for the three months ended June 30, 1998 and decreased by $15,154 for the six months ended June 30, 1998 as compared to the same periods of 1997.

Property taxes for the three and six months ended June 30, 1998 decreased $33,395 and $54,534, respectively, as compared to the same periods in 1997. This decrease is primarily due to the reduction in the estimated tax liability on Northway Mall and the sale of Edison Ford Square.

Other property operating expenses decreased by $15,007 and $48,821 for the quarter and six months ended June 30, 1998, respectively, as compared to the same period in 1997. The decrease was due to decrease in advertising, space planning, property insurance premiums and bad debt expense.

General and administrative expenses increased for the three and six months ended June 30, 1998 by $81,714 and $161,195, respectively, as compared to the same period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $32,234 or 9% for the first six months of 1998 as compared to the same period last year due to the change in investor services as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,178,382 of cash through operating activities for the six months ended June 30, 1998 as compared to $1,399,151 for the same period in 1997. The $220,769 decrease can be attribute to the increase in cash paid to suppliers, an increase in cash received from tenants and a decrease in the cash paid to affiliates.

The Partnership expended $218,305 and $304,085 in capital improvements to its properties for the six months ended June 30, 1998 and 1997, respectively. In addition the Partnership received proceeds of $3,324,955 from the sale of Edison Ford Square.

Total principal payments on mortgage notes payable were $197,853 for the six months ended June 30, 1998 as compared to $183,276 for the same period of 1997. The Partnership distributed $1,499,992 to the limited partners during 1998, while $250,000 was paid during 1997.

Short-term liquidity:

At June 30, 1998, the Partnership held cash and cash equivalents of $5,410,403. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.2 million for necessary capital improvements for all properties in 1998.

The Partnership has significant mortgage maturities during 1998, and management expects to extend or refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require the use of existing cash reserves.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Distributions:

During 1998, the Partnership distributed $1,499,992 to the limited partners. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------

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

         27.                        Financial Data Schedule  for   the   quarter
                                    ended June 30, 1998.

(b) Reports on Form 8-K. A Form 8-K dated April 28, 1998 was filed on May 7, 1998 regarding the sale of Edison Ford Square.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner








August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)