Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1998-11-16
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended        September 30, 1998
                                     -------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15460
                           ----------


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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,        December 31,
                                                                      1998                 1997
                                                                  ------------         ------------
ASSETS
------

Real estate investments:
   Land ..................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ............................          55,358,854           54,854,340
                                                                  ------------         ------------
                                                                    62,109,310           61,604,796
   Less:  Accumulated depreciation and amortization ......         (26,226,630)         (24,345,484)
                                                                  ------------         ------------
                                                                    35,882,680           37,259,312

Asset held for sale ......................................                  --            3,047,765

Cash and cash equivalents ................................           4,644,012            2,823,216
Cash segregated for security deposits ....................             261,028              235,617
Accounts receivable, net of allowance for doubtful
   accounts of $536,718 at September 30, 1998 and
   $572,392 at December 31, 1997 .........................           1,095,613            1,221,528
Prepaid commissions ......................................             370,486              381,923
Prepaid expenses and other assets ........................             165,171              229,664
Deferred borrowing costs, net of accumulated
   amortization of $377,782 and $307,435 at
   September 30, 1998 and December 31, 1997,
   respectively ..........................................             195,380              265,727
                                                                  ------------         ------------
                                                                  $ 42,614,370         $ 45,464,752
                                                                  ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable ...................................        $ 21,150,903         $ 21,442,045
Accounts payable and accrued expenses ....................             416,658              488,719
Accrued property taxes ...................................             116,568               81,308
Payable to affiliates - General Partner ..................             815,816              292,574
Security deposits and deferred rental revenue ............             231,640              297,859
                                                                  ------------         ------------
                                                                    22,731,585           22,602,505
                                                                  ------------         ------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units authorized;
     86,530,671 Units issued and outstanding
     at September 30, 1998 and December 31, 1997 .........          20,298,125           23,273,176
   General Partner .......................................            (415,340)            (410,929)
                                                                  ------------         ------------
                                                                    19,882,785           22,862,247
                                                                  ------------         ------------
                                                                  $ 42,614,370         $ 45,464,752
                                                                  ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                               -------------------------------         -------------------------------
                                                    1998               1997               1998                 1997
                                               -----------         -----------         -----------         -----------
Revenue:
   Rental revenue .....................        $ 2,270,860         $ 2,189,623         $ 6,675,894         $ 6,721,468
   Interest ...........................             63,234              35,975             137,789             120,250
   Gain on sale of real estate ........                 --                  --             116,297                  --
                                               -----------         -----------         -----------         -----------
     Total revenue ....................          2,334,094           2,225,598           6,929,980           6,841,718
                                               -----------         -----------         -----------         -----------

Expenses:
   Interest ...........................            413,723             434,704           1,274,837           1,308,462
   Depreciation and
     amortization .....................            632,028             638,845           1,881,146           1,955,972
   Property taxes .....................            238,248             217,719             606,466             640,471
   Personnel expenses .................            197,168             209,368             602,042             639,756
   Utilities ..........................            240,044             242,615             710,204             739,254
   Repairs and maintenance ............            209,381             225,863             688,288             690,615
   Property management
     fees - affiliates ................            122,840             137,550             391,093             392,540
   Other property operating
     expenses .........................             94,231             135,933             325,488             416,011
   General and administrative .........             62,703              31,556             294,145             101,803
   General and administrative -
     affiliates .......................            202,790             175,549             597,374             537,899
                                               -----------         -----------         -----------         -----------
     Total expenses ...................          2,413,156           2,449,702           7,371,083           7,422,783
                                               -----------         -----------         -----------         -----------

Net loss ..............................        $   (79,062)        $  (224,104)        $  (441,103)        $  (581,065)
                                               ===========         ===========         ===========         ===========

Net loss allocable
   to limited partners ................        $   (78,271)        $  (221,863)        $  (436,692)        $  (575,254)
Net loss allocable
   to General Partner .................               (791)             (2,241)             (4,411)             (5,811)
                                               -----------         -----------         -----------         -----------
Net loss ..............................        $   (79,062)        $  (224,104)        $  (441,103)        $  (581,065)
                                               ===========         ===========         ===========         ===========

Net loss per thousand
   limited partnership units ..........        $      (.90)        $     (2.56)        $     (5.05)        $     (6.65)
                                               ===========         ===========         ===========         ===========

Distribution per thousand
   limited partnership units ..........        $     12.00         $      5.78         $     29.33         $      8.67
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                              Total
                                                                                            Partners'
                                                   General              Limited              Equity
                                                   Partner             Partners             (Deficit)
                                                -------------        -------------        -------------
Balance at December 31, 1996 ...........        $   (400,892)        $ 25,016,816         $ 24,615,924

Net loss ...............................              (5,811)            (575,254)            (581,065)

Distributions to limited partners.......                  --             (749,988)            (749,988)
                                                ------------         ------------         ------------

Balance at September 30, 1997 ..........        $   (406,703)        $ 23,691,574         $ 23,284,871
                                                ============         ============         ============


Balance at December 31, 1997 ...........        $   (410,929)        $ 23,273,176         $ 22,862,247

Net loss ...............................              (4,411)            (436,692)            (441,103)

Distributions to limited partners ......                  --           (2,538,359)          (2,538,359)
                                                ------------         ------------         ------------

Balance at September 30, 1998 ..........        $   (415,340)        $ 20,298,125         $ 19,882,785
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                        Nine Months Ended
                                                                          September 30,
                                                               --------------------------------
                                                                   1998               1997
                                                               ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .........................        $ 6,601,739         $ 6,588,450
   Cash paid to suppliers .............................         (2,655,693)         (2,124,428)
   Cash paid to affiliates ............................           (465,225)           (912,643)
   Interest received ..................................            137,789             120,250
   Interest paid ......................................         (1,205,910)         (1,241,933)
   Property taxes paid and escrowed ...................           (571,206)           (354,256)
                                                               -----------         -----------
Net cash provided by operating activities .............          1,841,494           2,075,440
                                                               -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ...............           (504,514)           (425,100)
   Additions to assets held for sale ..................            (11,638)                 --
   Proceeds from sale of real estate ..................          3,324,955                  --
                                                               -----------         -----------
Net cash provided by (used in)
   investing activities ...............................          2,808,803            (425,100)
                                                               -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable........           (291,142)           (277,577)
   Distributions to limited partners ..................         (2,538,359)           (749,988)
                                                               -----------         -----------
Net cash used in financing activities .................         (2,829,501)         (1,027,565)
                                                               -----------         -----------

Net increase in cash and cash equivalents .............          1,820,796             622,775

Cash and cash equivalents at beginning of
   period .............................................          2,823,216           2,211,029
                                                               -----------         -----------

Cash and cash equivalents at end of period ............        $ 4,644,012         $ 2,833,804
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                      Nine Months Ended
                                                                         September 30
                                                             --------------------------------
                                                                 1998                1997
                                                             ------------        ------------
Net loss ............................................        $  (441,103)        $  (581,065)
                                                             -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ....................          1,881,146           1,955,972
   Amortization of deferred borrowing costs .........             70,347              68,846
   Gain on sale of real estate ......................           (116,297)                 --
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........            (25,411)               (920)
     Accounts receivable ............................             11,246            (170,414)
     Prepaid commissions ............................             11,437               7,702
     Prepaid expenses and other assets ..............             29,907             550,371
     Accounts payable and accrued expenses ..........            (72,061)            (42,823)
     Accrued property taxes .........................             35,260             216,212
     Payable to affiliates - General Partner ........            523,242              17,796
     Security deposits and deferred rental
       revenue ......................................            (66,219)             53,763
                                                             -----------         -----------

       Total adjustments ............................          2,282,597           2,656,505
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 1,841,494         $ 2,075,440
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $657,024 were outstanding at September 30, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------

Property management fees - affiliates ........        $  391,093      $  392,540
Charged to gain on sale of real estate:
   Disposition fee ...........................           106,500              --
Charged to general and administrative -
   affiliates:
   Partnership administration ................           136,887         107,506
   Asset management fee ......................           460,487         430,393
                                                      ----------      ----------
                                                      $1,094,967      $  930,439
                                                      ==========      ==========

The total payable to affiliates - General Partner at September 30, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

On April 28, 1998, the Partnership sold to Anglo-Florida Investments I, Ltd., an unaffiliated buyer, Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Cash proceeds from this transaction, as well as the gain on sale is detailed below:

                                               Gain on Sale        Cash Proceeds

Cash sales price ......................        $ 3,550,000         $ 3,550,000
Selling costs .........................           (225,045)           (225,045)
Basis of real estate sold .............         (3,208,658)
                                               -----------

Gain on sale of real estate ...........        $   116,297
                                               ===========         -----------

Proceeds from sale of real estate......                            $ 3,324,955
                                                                   ===========

The selling costs above include a disposition fee at 3% of the gross sales price paid to the General Partner in the amount of $106,500.

NOTE 5.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At September 30, 1998, the Partnership owned one apartment property, two office buildings and one retail center.
Three of the four Partnership's properties are subject to mortgage notes.

The Partnership recorded a $116,297 gain on the sale of Edison Ford Square. Net proceeds from the sale amounted to $3,324,955. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $108,496 and $88,262 for the three months and nine months ended September 30, 1998 as compared to the same period in 1997.

Rental revenue for the three and nine months ended September 30, 1998 increased by $81,237 and decreased by $45,574, respectively, as compared to the same periods in 1997. This decrease is primarily due to the sale of Edison Ford Square on April 28, 1998.

Interest income for the three and nine months ended September 30, 1998 increased by $27,259 and $17,539, respectively, as compared to the same periods last year due to an increase in the average cash balance being invested in interest bearing accounts.

The Partnership recorded a $116,297 gain on the sale of Edison Ford Square for the period ended September 30, 1998. Net proceeds from the sale amounted to $3,324,955. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

Expenses:

Total expenses decreased by $36,546 and $51,700 for the three months and nine months ended September 30, 1998 as compared to the same periods of 1997.

Other property operating expenses decreased by $41,702 and $90,523 for the quarter and nine months ended September 30, 1998, respectively, as compared to the same period in 1997. The decrease was due to decreases in marketing and leasing, bad debt and property insurance premiums.

General and administrative expenses increased for the three and nine months ended September 30, 1998 by $31,147 and $192,342, respectively, as compared to the same period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $27,241 and $59,475 for the three and nine months ended September 30, 1998, respectively, as compared to the same period last year due to the change in investor services as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,841,494 of cash through operating activities for the nine months ended September 30, 1998 as compared to $2,075,440 for the same period in 1997. The $233,946 decrease can be attributed to the increase in cash paid to suppliers and property taxes paid, which was offset by a decrease in cash paid to affiliates.

The Partnership expended $516,152 and $425,100 in capital improvements to its properties for the nine months ended September 30, 1998 and 1997, respectively. In addition the Partnership received proceeds of $3,324,955 from the sale of Edison Ford Square during the nine months ended September 30, 1998.

Total principal payments on mortgage notes payable were $291,142 for the nine months ended September 30, 1998 as compared to $277,577 for the same period of 1997. The Partnership distributed $2,538,359 to the limited partners during 1998, while $749,988 was paid during 1997.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $4,644,012. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.2 million for necessary capital improvements for all properties in 1998.

The Partnership has significant mortgage maturities during 1998. On October 1, 1998, the Partnership paid off the mortgage note payable on Westwood Center in the amount of $2,105,721 and the Partnership is currently negotiating a two-year extension on the mortgage note payable on Amargosa Creek.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Distributions:

During 1998, the Partnership distributed $2,538,359 to the limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

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








November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                        Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)