Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1999-03-31
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended          December 31, 1998
                               -------------------------------------------------

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

                                TOTAL OF 36 PAGES

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

On July 22, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-5568) and commenced a public offering for sale of $90,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 21, 1987 with 86,553,913 Units sold at one dollar each, or gross proceeds of $86,553,913 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15460). Between 1995 and 1998, 23,242 Units were relinquished leaving 86,530,671 Units outstanding as of December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1998, the Partnership owned four income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In September 1996, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.092 (the original offer price of $0.096 was reduced by the August 1996 distribution of $0.004 per Unit). In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on November 22, 1996. The General Partner believes that as of February 1, 1999, High River has purchased approximately 1.03% of the Partnership's outstanding Units. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. All of the buildings and the land on which they are located are owned by the Partnership in fee and are encumbered by mortgage indebtedness, with the exception of Continental Plaza and Westwood Center. See Item 8 - Note 5 "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis of                         1998           Date
Property              Description            Property            Debt       Property Taxes    Acquired
--------              -----------          -------------         ----       --------------    --------

Real Estate Investments:

Amargosa Creek        Apartments
   Lancaster, CA      216 units            $   5,035,018     $ 4,648,038      $    37,440      12/86

Continental Plaza     Office Building
   Scottsdale, AZ     54,537 sq. ft.           2,226,394               -          116,764      11/86

Northway Mall         Retail Center
   Pittsburgh, PA     395,000 sq. ft.         21,637,071      14,333,349          437,204      6/87

Westwood Center       Office Building
   Tampa, FL          126,175 sq. ft.          6,710,205               -          230,676      3/87
                                            ------------     ------------      ----------
                                           $  35,608,688    $  18,981,387     $   822,084
                                            ============     ============      ==========
-----------------------------------

Total:   Apartments  -  216 Units
         Retail Centers - 395,000 sq. ft.
         Office Buildings - 180,712 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995           1994
                                    -------------  -------------  --------------  -------------  ----------
Amargosa Creek
   Occupancy Rate............             93%             94%            91%            92%             89%
   Rent Per Square Foot......          $ 7.77          $ 7.39         $ 6.96         $ 7.15          $ 7.17

Continental Plaza
   Occupancy Rate............             90%            100%           100%           100%             98%
   Rent Per Square Foot......          $13.14          $13.12         $12.55         $12.03          $10.50

Northway Mall
   Occupancy Rate............             94%             94%            90%            87%             61%
   Rent Per Square Foot......          $12.55          $11.99         $11.19         $ 8.97          $ 5.74

Westwood Center
   Occupancy Rate............             99%             98%            99%            92%             90%
   Rent Per Square Foot......          $15.01          $14.46         $13.44         $11.95          $11.78

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

Competitive Conditions
----------------------

Amargosa Creek Apartments
-------------------------

Amargosa Creek Apartments, built in 1984, is located in the Mojave Desert, east of the Antelope Valley Freeway, south of downtown Lancaster, California. The major industry in the Antelope Valley is aerospace and Edward's Air Force Base is located 26 miles from the property. During the past three years the property has had interior and exterior upgrades that were necessary to compete with the market as well as to overcome the negative reputation created by being located in a high-crime locale. These improvements have proven to be effective, as the property ended the year at an occupancy rate of 93%, which is slightly below the market average of 94%. The rental rates at Amargosa Creek are comparable to the average market rate. Amargosa Creek is expected to continue to demonstrate stabilized economic growth during 1999 and beyond; however, since the market is strongly affected by the aerospace industry, any layoffs or growth would significantly impact the property's performance.

Continental Plaza
-----------------

Continental Plaza is an office building located in prestigious north Scottsdale, Arizona, an eastern suburb of Phoenix. The garden-style property consists of two Spanish style buildings surrounding a courtyard. Continental Plaza ended the year at a 90% occupancy rate as compared to a market average of 96%. New construction in the area is adding an additional 100,000 square feet to the market. Management is currently searching for tenants to fill the vacated space.

Northway Mall
-------------

Northway Mall, built in the early 1960's and opened in 1962, is a multi-level facility consisting of 395,000 square feet of retail space and mezzanine level office suites. It is located 12 miles south of the Pennsylvania State Turnpike in the North Hills area of Pittsburgh, Pennsylvania. A $13.5 million renovation completed early in 1995 has reestablished the mall in the area. Management is currently searching for two tenants to occupy approximately 33,000 square feet. The occupancy rate at December 31, 1998 was 94% and the greater Pittsburgh area is very stable with occupancies approaching the 96% mark, with shopping centers adjacent to Northway Mall currently 95% occupied.

Westwood Center
---------------

Westwood Center, an eight-story office building built in 1984, is located in the Westshore Business District of Tampa, Florida. Improvements over the past few years have allowed the property to maintain competitiveness with the local market. Overall, the Westshore Business District continues to hold stable occupancies of 94% and Westwood Center ended the year with a 99% occupancy. Current market concerns include the property's location near a declining neighborhood and the area's higher than average crime rate. Presently, there is no new office building construction in the Westshore Business District, and the property is positioned for steady growth in the coming years. Westwood Center is located in a stable market and management does not anticipate any difficulty in re-leasing the space that may come available during the year.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1999 through 2008:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           ------------          -----------           ------           -----------
Continental Plaza
1999                             2                    1,631          $    23,834              3%
2000                             6                   20,481              282,106             37%
2001                            11                   15,116              246,129             32%
2002                             4                    6,592              114,664             15%
2003                             -                        -                    -              -
2004                             2                    6,124              102,177             13%
2005-2008                        -                        -                    -              -

Northway Mall
1999                             4                    6,321          $   115,073              5%
2000                             9                   18,917              240,313             10%
2001                             9                   34,397              408,074             17%
2002                             7                   16,114              237,245             10%
2003                             3                    8,037               90,924              4%
2004                             4                  157,244              892,646             37%
2005                             2                   15,958              226,276              9%
2006                             -                        -                    -              -
2007                             1                   11,096               99,864              4%
2008                             1                    4,947               71,736              3%

Westwood Center
1999                             5                   10,683          $   157,173              8%
2000                             3                   10,955              177,217              9%
2001                             1                   35,811              525,828             28%
2002                             4                   11,535              179,525             10%
2003                             3                   31,937              453,209             24%
2004                             4                   25,641              377,663             20%
2005-2008                        -                        -                    -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                    Lease
   Use                              Leased                    Annual Rent                     Expiration
---------                      --------------                 -----------                     ----------
Continental Plaza
   General Business                   5,952                    $    75,888                       2000
   General Business                  10,433                        140,846                       2000

Northway Mall
   Department Store                  73,500                    $   294,000                       2004
   Department Store                  69,639                        461,954                       2004

Westwood Center
   General Office                    35,811                    $   525,828                       2001
   General Office                    31,266                        438,944                       2003
   General Office                    19,838                        297,570                       2004


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

     Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

     Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)   Title of Class                    Number of Record Unit Holders

      Limited partnership units         6,204 as of February 1, 1999

(C) Distributions of $2,538,360 and $749,988 were paid to the limited partners in 1998 and 1997, respectively. During the last week of March 1999, the Partnership distributed approximately $500,000 to the limited partners of record as of March 1, 1999. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 -
      Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions".

ITEM 6. SELECTED FINANCIAL DATA
------- ------------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  --------
Rental revenue...............       $   8,985,277  $   8,824,653  $    8,579,073  $   7,568,361  $   6,385,998
Write-down for impair-
   ment of real estate.......                   -              -      (1,087,000)    (2,200,000)             -
Net loss.....................            (695,742)    (1,003,689)     (2,347,920)    (5,063,046)    (1,938,063)

Loss per thousand limited
   partnership units.........       $       (7.96)  $     (11.48) $       (26.86) $      (57.91) $     (22.17)
                                     ============    ===========   =============   ============   ===========

Distributions per thousand
   limited partnership
   units.....................       $       29.33   $       8.67  $         4.33  $           -  $          -
                                     ============    ===========   =============   ============   ===========

                                                                  As of December 31,
Balance Sheets                           1998           1997            1996           1995           1994
--------------                      ------------   -------------  --------------  -------------  --------------
Real estate investments,
   net.......................      $   35,608,688   $ 37,259,312    $ 38,979,116   $ 44,629,001    $ 41,738,690
Asset held for sale..........                   -      3,047,765       3,008,374             --              -
Total assets.................          40,048,693     45,464,752      47,124,512     54,217,223      45,208,188
Mortgage notes payable.......          18,981,387     21,442,045      21,815,746     23,097,459       9,350,045
Partners' equity.............          19,628,145     22,862,247      24,615,924     27,338,809      32,401,855

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1987, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The original acquisitions of properties were all cash. On April 27, 1998, the Partnership sold its investment in Edison Ford Square.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total Partnership revenues for 1998 increased by $292,893 or 3% as compared to 1997. Rental revenue increased $160,624 or 2% while interest income increased $15,972 or 10%. Interest income increased due to an increase in the average cash balance being invested in interest bearing accounts. A gain of $116,297 was recognized in 1998 due to the sale of Edison Ford Square. No such gain was recorded in 1997.

Expenses:

Total expenses decreased by $15,054 in 1998 as compared to 1997. Edison Ford Square, sold in 1998, accounted for $180,183 of the decrease. The remaining $165,129 increase in expenses was mainly due to an increase in property taxes and general and administrative expenses. In addition, bad debt expense showed an increase in 1998, which was offset by decreases in interest expense, other property operating expense and utilities.

Interest  expense  decreased  $71,133 in 1998  primarily due to mortgage    note
payoff at Westwood  Center in October 1998.

Property taxes for 1998 (excluding Edison Ford Square) increased $126,406 or 17% as compared 1997 due to an increase in the estimated tax liability at Continental Plaza, Northway Mall and Westwood Center.

Bad debt expense (excluding Edison Ford Square) increased $17,335 or 17% in 1998 as compared to 1997. This increase can be attributed to the write-off of tenant balances that were deemed uncollectible at Northway Mall

General and administrative expenses increased by $207,482 in 1998 as compared to the same period in 1997. The increase was mainly due to the costs incurred to explore alternatives to maximize the value of the Partnership.

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

Bad debt expense increased $91,384 in 1997 as compared to 1996. This increase can be attributed to the write-off of tenant balances that were deemed uncollectible at Northway Mall.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $3,165,025 for the three years ended December 31, 1998. Over the last three years the Partnership has used cash to fund $3,056,569 in additions to real estate investments, $3,163,534 in principal payments and debt retirement, $28,183 for additions to deferred borrowing costs, $1,083,055 for the repayment of advances and mortgage loans from affiliates and $3,663,313 in limited partner distributions.

During 1998, the Partnership received $3,324,955 as proceeds from the sale of Edison Ford Square.

The Partnership generated $2,035,352 through operating activities in 1998 as compared to $2,718,546 in 1997. The decrease of $683,194 can be attributed to an increase in cash paid to suppliers and a increase in property taxes paid. These increases were offset by a decrease in cash paid to affiliates.

The Partnership generated $2,718,546 through operating activities in 1997 as compared to cash used in operating activities of $1,588,873 in 1996. The increase in cash provided by operating activities of $4,307,419 can be attributed to the decrease of $3,047,898 in the cash paid to affiliates. In 1996, the Partnership used the proceeds from the mortgage note refinancing on Northway Mall to pay all deferred asset management fees and overhead reimbursements to McREMI.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $2,256,842. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.3 million for necessary capital improvements for all properties in 1999.

The Partnership had significant mortgage maturities during 1998. On October 1, 1998, the Partnership paid off the mortgage note payable on Westwood Center in the amount of $2,091,627 and on November 1, 1998 the Partnership was successful in negotiating a two-year extension on the mortgage note payable on Amargosa Creek.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Distributions:

During 1998, the limited partners received a cash distribution of $2,538,360. The distribution consisted of funds from operations and cash reserves. During the last week of March 1999, the Partnership distributed approximately $500,000 to the limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1998 and 1997...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years in
      the period ended December 31, 1998..........................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -
      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       30







All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVI, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVI, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                      ---------------------------------
                                                                          1998                 1997
                                                                      ------------        -------------

ASSETS
------

Real estate investments:
   Land ......................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ................................          55,757,865           54,854,340
                                                                      ------------         ------------
                                                                        62,508,321           61,604,796
   Less:  Accumulated depreciation and amortization ..........         (26,899,633)         (24,345,484)
                                                                      ------------         ------------
                                                                        35,608,688           37,259,312

Asset held for sale ..........................................                  --            3,047,765

Cash and cash equivalents ....................................           2,256,842            2,823,216
Cash segregated for security deposits ........................             232,083              235,617
Accounts receivable, net of allowance for doubtful
   accounts of $203,657 and $572,392 at
   December 31, 1998 and 1997 ................................           1,123,136            1,221,528
Prepaid commissions ..........................................             387,092              381,923
Prepaid expenses and other assets ............................             254,614              229,664
Deferred borrowing costs, net of accumulated
   amortization of $255,443 and $307,435 at
   December 31, 1998 and 1997, respectively ..................             186,238              265,727
                                                                      ------------         ------------
                                                                      $ 40,048,693         $ 45,464,752
                                                                      ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable .......................................        $ 18,981,387         $ 21,442,045
Accounts payable and accrued expenses ........................             247,764              488,719
Accrued property taxes .......................................              40,161               81,308
Payable to affiliates - General Partner ......................             931,891              292,574
Security deposits and deferred rental income .................             219,345              297,859
                                                                      ------------         ------------
                                                                        20,420,548           22,602,505
                                                                      ------------         ------------

Partners' equity (deficit):
   Limited  partners - 90,000,000  limited  partnership
     units  authorized; 86,530,671 limited partnership
     units issued and outstanding at December 31,
     1998 and 1997 ...........................................          20,046,031           23,273,176
   General Partner ...........................................            (417,886)            (410,929)
                                                                      ------------         ------------
                                                                        19,628,145           22,862,247
                                                                      ------------         ------------
                                                                      $ 40,048,693         $ 45,464,752
                                                                      ============         ============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ------------------------------------------------------
                                                       1998                 1997                 1996
                                                   ------------         ------------         ------------
Revenue:
   Rental revenue .........................        $  8,985,277         $  8,824,653         $  8,579,073
   Interest ...............................             173,940              157,968              176,370
   Gain on sale of real estate ............             116,297                   --                   --
                                                   ------------         ------------         ------------
     Total revenue ........................           9,275,514            8,982,621            8,755,443
                                                   ------------         ------------         ------------

Expenses:
   Interest ...............................           1,671,325            1,742,458            1,770,932
   Interest - affiliates ..................                  --                   --               16,090
   Depreciation and amortization ..........           2,554,149            2,663,083            2,713,247
   Property taxes .........................             838,337              752,719              673,753
   Bad debt ...............................             111,651              105,143               13,759
   Personnel expenses .....................             830,841              816,221              799,842
   Repairs and maintenance ................             935,321              942,549              971,273
   Property management fees -
     affiliates ...........................             516,838              524,356              499,835
   Utilities ..............................             936,911              985,081              996,025
   Other property operating expenses.......             482,950              559,091              584,823
   General and administrative .............             377,580              170,098              271,913
   General and administrative -
     affiliates ...........................             715,353              725,511              704,871
   Write-down for impairment
     of real estate .......................                  --                   --            1,087,000
                                                   ------------         ------------         ------------
     Total expenses .......................           9,971,256            9,986,310           11,103,363
                                                   ------------         ------------         ------------

Net loss ..................................        $   (695,742)        $(1,003,689) $         (2,347,920)
                                                   ============         ============         ============

Net loss allocable to limited
   partners ...............................        $   (688,785)        $   (993,652)        $ (2,324,441)
Net loss allocable to General
   Partner ................................              (6,957)             (10,037)             (23,479)
                                                   ------------         ------------         ------------
Net loss ..................................        $   (695,742)        $ (1,003,689)        $ (2,347,920)
                                                   ============         ============         ============

Net loss per thousand limited
   partnership units ......................        $      (7.96)        $     (11.48)        $     (26.86)
                                                   ============         ============         ============

Distribution per thousand limited
   partnership units ......................        $      29.33         $       8.67         $       4.33
                                                   ============         ============         ============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                             Total
                                                   General              Limited            Partners'
                                                   Partner             Partners             Equity
                                                -------------        -------------        -------------
Balance at December 31, 1995 ...........        $   (377,413)        $ 27,716,222         $ 27,338,809

Net loss ...............................             (23,479)          (2,324,441)          (2,347,920)

Distributions to limited partners.......                  --             (374,965)            (374,965)
                                                ------------         ------------         ------------

Balance at December 31, 1996 ...........            (400,892)          25,016,816           24,615,924

Net loss ...............................             (10,037)            (993,652)          (1,003,689)

Distributions to limited partners ......                  --             (749,988)            (749,988)
                                                ------------         ------------         ------------

Balance at December 31, 1997 ...........            (410,929)          23,273,176           22,862,247

Net loss ...............................              (6,957)            (688,785)            (695,742)

Distributions to limited partners ......                  --           (2,538,360)          (2,538,360)
                                                ------------         ------------         ------------

Balance at December 31, 1998 ...........        $   (417,886)        $ 20,046,031         $ 19,628,145
                                                ============         ============         ============



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                 For the Years Ended December 31,
                                                      ----------------------------------------------------
                                                          1998                 1997               1996
                                                      ------------        ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ................        $ 8,782,369         $ 8,834,211         $ 8,380,164
   Cash paid to suppliers ....................         (3,832,374)         (2,840,370)         (3,723,971)
   Cash paid to affiliates ...................           (592,874)         (1,048,755)         (4,096,653)
   Interest received .........................            173,940             157,968             176,370
   Interest paid .............................         (1,581,247)         (1,653,436)         (1,587,720)
   Interest paid to affiliates ...............                 --                  --             (53,903)
   Property taxes paid .......................           (914,462)           (731,072)           (683,160)
                                                      -----------         -----------         -----------
Net cash provided by (used in)
     operating activities ....................          2,035,352           2,718,546          (1,588,873)
                                                      -----------         -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments
      and asset held for sale ................           (915,163)           (982,670)         (1,158,736)
   Proceeds from sale of real estate .........          3,324,955                  --                  --
                                                      -----------         -----------         -----------
Net cash provided by (used in)
     investing activities ....................          2,409,792            (982,670)         (1,158,736)
                                                      -----------         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ...........................           (369,031)           (373,701)           (329,175)
   Retirement of mortgage note payable .......         (2,091,627)                 --                  --
   Repayment of mortgage note -
     affiliate ...............................                 --                  --            (952,538)
   Repayment of advances from
     affiliates - General Partner ............                 --                  --            (130,517)
   Deferred borrowing costs paid .............            (12,500)                 --             (15,683)
   Distributions to limited partners .........         (2,538,360)           (749,988)           (374,965)
                                                      -----------         -----------         -----------
Net cash used in financing activities ........         (5,011,518)         (1,123,689)         (1,802,878)
                                                      -----------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..........................           (566,374)            612,187          (4,550,487)

Cash and cash equivalents at
     beginning of year .......................          2,823,216           2,211,029           6,761,516
                                                      -----------         -----------         -----------

Cash and cash equivalents at end
     of year .................................        $ 2,256,842         $ 2,823,216         $ 2,211,029
                                                      ===========         ===========         ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS


          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                                For the Years Ended December 31,
                                                    ----------------------------------------------------
                                                        1998                1997                1996
                                                    ------------        ------------        ------------
Net loss ...................................        $  (695,742)        $(1,003,689)        $(2,347,920)
                                                    -----------         -----------         -----------

Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ...........          2,554,149           2,663,083           2,713,247
   Amortization of deferred borrowing
     costs .................................             91,989              91,795              89,999
   Allowance for doubtful accounts .........                 --                  --             (23,764)
   Interest added to advances from
     affiliates - General Partner, net .....                 --                  --             (37,813)
   Write-down for impairment
     of real estate ........................                 --                  --           1,087,000
   Gain on sale of real estate .............           (116,297)                 --                  --
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ............................              3,534              (2,191)            (31,030)
     Accounts receivable ...................            (16,277)             55,469            (156,296)
     Prepaid commissions ...................            (39,755)            (32,905)             30,426
     Prepaid expenses and other
       assets ..............................            (24,950)            479,366               7,061
     Accounts payable and accrued
       expenses ............................           (240,955)            182,435             (52,572)
     Accrued property taxes ................            (41,147)             22,648              (1,204)
     Payable to affiliates - General
       Partner .............................            639,317             201,112          (2,891,947)
     Security deposits and deferred
       rental income .......................            (78,514)             61,423              25,940
                                                    -----------         -----------         -----------

         Total adjustments .................          2,731,094           3,722,235             759,047
                                                    -----------         -----------         -----------

Net cash provided by (used in)
     operating activities ..................        $ 2,035,352         $ 2,718,546         $(1,588,873)
                                                    ===========         ===========         ===========




                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office and retail real estate. At December 31, 1998, the Partnership owned four income-producing properties as described in Note 4 - Real Estate Investments.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization on this asset ceased at the time it was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

Cash distributions of $2,538,360, $749,988 and $374,965 were made to the limited partners during 1998, 1997 and 1996, respectively. During the last week of March 1999, the Partnership distributed approximately $500,000 to the limited partners of record as of March 1, 1999.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand Units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per Unit information has been computed based on 86,531 thousand Units outstanding in 1998 and 1997 and 86,534 thousand Units outstanding in 1996.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership paid a disposition fee of $106,500 in connection with the sale of Edison Ford Square.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                              For the Years Ended December 31,
                                                      ----------------------------------------------
                                                          1998              1997              1996
                                                      ----------        ----------        ----------
Property management fees - affiliates ........        $  516,838        $  524,356        $  499,835
Charged to gain on sale of real estate:
   Disposition fee ...........................           106,500                --                --
Charged to interest  - affiliates:
   Interest on mortgage note payable -
     affiliate ...............................                --                --            11,398
   Interest on advances from
     affiliates - General Partner ............                --                --             4,692
Charged to general and administrative -
   affiliates:
   Partnership administration ................           184,697           147,389           198,810
   Asset management fee ......................           530,656           578,122           506,061
                                                      ----------        ----------        ----------
                                                      $1,338,691        $1,249,867        $1,220,796
                                                      ==========        ==========        ==========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations. During 1998, the Partnership paid or accrued a total of $715,353 to McREMI for asset management fees and overhead reimbursements.

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

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $19,628,145 in 1998, $38,816,004 in 1997and $38,453,377 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1998 and 1997, are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and        Depreciation           Net Book
       1998                         Land           Improvements        & Amortization            Value
       ----                    --------------      ------------        --------------     ----------------
Amargosa Creek
   Lancaster, CA               $      794,635     $     8,697,067     $    (4,456,684)    $     5,035,018
Continental Plaza
   Scottsdale, AZ                   1,975,324           2,232,521          (1,981,451)          2,226,394
Northway Mall
   Pittsburgh, PA                   2,965,329          31,603,934         (12,932,192)         21,637,071
Westwood Center
   Tampa, FL                        1,015,168          13,224,343          (7,529,306)          6,710,205
                                -------------      --------------      --------------      --------------
                               $    6,750,456     $    55,757,865     $   (26,899,633)    $    35,608,688
                                =============      ==============      ==============      ==============

                                                                         Accumulated
                                                   Buildings and        Depreciation          Net Book
       1997                         Land           Improvements        & Amortization           Value
       ----                    --------------      ------------        --------------     ---------------

Amargosa Creek                 $      794,635     $     8,626,877     $    (4,085,865)    $     5,335,647
Continental Plaza                   1,975,324           2,072,184          (1,903,860)          2,143,648
Northway Mall                       2,965,329          31,280,032         (11,396,878)         22,848,483
Westwood Center                     1,015,168          12,875,247          (6,958,881)          6,931,534
                                -------------      --------------      --------------      --------------
                               $    6,750,456     $    54,854,340     $   (24,345,484)    $    37,259,312
                                =============      ==============      ==============      ==============

On April 1, 1996, the General Partners placed Edison Ford Square, located in Fort Meyers, Florida, on the market for sale. A write-down for impairment in the amount of $1,087,000 was recorded against the property's buildings and improvements during the fourth quarter of 1996 after a major tenant announced termination of their lease in 1997 and determination that its carrying value could not be realized through future cash flows. Edison Ford Square was sold to an unaffiliated buyer on April 28, 1998 (See Note 6).

The results of operations for the asset held for sale are $40,483 for the period from January 1, 1998 to April 28, 1998 and $213,631 and $312,321 for the years ended December 31, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1998 are as follows:

                  1999..............................        $  5,304,573
                  2000..............................           5,018,352
                  2001..............................           3,647,958
                  2002..............................           2,792,427
                  2003..............................           2,490,304
                  Thereafter........................           7,994,336
                                                             -----------
                    Total                                   $ 27,247,950
                                                             ===========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $18,984, $21,625 and $7,943 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $1,518,211, $1,398,132 and $1,563,150 for the years ended December 31, 1998, 1997, and 1996, respectively. These contingent rents and expense reimbursements, which include amounts for the asset held for sale, are included in rental revenue on the Statement of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. The mortgage notes are secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position (a)Rates %              Maturity Date(d)       1998               1997
--------                 -------------------           -------------------  -------------      -------------
Amargosa Creek           First (b)        7.875       $   35,528    11/00    $   4,648,038      $  4,705,850

Northway Mall            First            7.500          110,849    12/02       14,333,349        14,578,464

Westwood Center          First (c)        8.000           22,457    12/98                -         2,157,731
                                                                              ------------       -----------
                                                                             $  18,981,387      $ 21,442,045
                                                                              ============       ===========

(a)   The debt is non-recourse to the Partnership.

(b) On November 1, 1998, the Partnership extended the maturity date on the mortgage note payable. The note was extended until November 1, 2000. The Partnership incurred $12,500 of deferred borrowing costs related to the extension of the mortgage note.

(c)   On October 1, 1998, the Partnership paid off the mortgage note payable.

(d)    Balloon payments on the mortgage notes are due as follows:

            Property                        Balloon Payment         Date
            --------                        ---------------         ----

         Amargosa Creek                     $    4,529,511         11/00
         Northway Mall                          13,118,565         12/02

Scheduled principal maturities of the mortgage notes payable are as follows:

                  1999....................................      $   326,677
                  2000....................................        4,870,155
                  2001....................................          306,749
                  2002....................................       13,477,806
                  2003 and thereafter.....................                -
                                                                 ----------
                    Total                                       $18,981,387
                                                                 ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $19,003,000 at December 31, 1998 and $21,404,000 at December 31, 1997.

NOTE 6 - DISPOSITION OF REAL ESTATE
-----------------------------------

On April 28, 1998, the Partnership sold Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida to an unaffiliated buyer for a cash purchase price of $3,550,000. Cash proceeds from this transaction, as well as the gain on sale is detailed below:

                                                                          Gain on Sale       Cash Proceeds
                                                                          ------------       -------------
Cash sales price....................................                    $    3,550,000       $   3,550,000
Selling costs.......................................                          (225,045)           (225,045)
Straight-line rents receivable written off..........                          (114,669)                  -
Prepaid leasing commissions written off.............                           (34,586)
Basis of real estate sold...........................                        (3,059,403)
                                                                         -------------

Gain on sale of real estate.........................                    $      116,297
                                                                         =============        ------------

Proceeds from sale of real estate...................                                         $   3,324,955
                                                                                              ============

The selling costs above include a disposition fee at 3% of the gross sales price paid to the General Partner in the amount of $106,500 - see Note 2.

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

     Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

     Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                      Initial Cost                 Cumulative         Capitalized
                             Related                            Buildings and      Write-down         Subsequent
Description                Encumbrances            Land         Improvements      for Impairment     To Acquisition
-----------                --------------          ----         -------------     --------------    ---------------
Apartments:

Amargosa Creek
   Lancaster, CA (b)       $    4,648,038    $      947,277    $    9,578,026   $   (1,696,024)    $     662,423

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)                   -         4,211,854         4,059,113       (5,662,360)        1,599,238

Westwood Center
   Tampa, FL (d)                        -         1,465,168        14,814,477       (5,000,000)        2,959,866

Retail Center:

Northway Mall
   Pittsburgh, PA (e)          14,333,349         4,523,305        17,186,915       (6,000,000)       18,859,043
                           --------------    --------------    --------------    -------------     -------------

                          $    18,981,387   $    11,147,604   $    45,638,531   $  (18,358,384)   $   24,080,570
                           ==============    ==============    ==============    =============     =============




(b) The carrying value of Amargosa Creek Apartments was reduced by $1,696,024 in 1992.

(c) The carrying value of Continental Plaza was reduced by $1,239,353 in 1993, $1,803,007 in 1992, $620,000 in 1991 and $2,000,000 in 1989.

(d)  The carrying value of Westwood Center was reduced by $5,000,000 in 1989.

(e)  The carrying value of Northway Mall was reduced by $6,000,000 in 1993.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------

Apartment:

Amargosa Creek
   Lancaster, CA (b)          $      794,635     $    8,697,067   $      9,491,702    $   (4,456,684)

Office Buildings:

Continental Plaza
   Scottsdale, AZ (c)              1,975,324          2,232,521          4,207,845        (1,981,451)

Westwood Center
   Tampa, FL (d)                   1,015,168         13,224,343         14,239,511        (7,529,306)

Retail Center:

Northway Mall
   Pittsburgh, PA (e)              2,965,329         31,603,934         34,569,263       (12,932,192)
                               -------------      -------------    ---------------     -------------
                              $    6,750,456     $   55,757,865   $     62,508,321    $  (26,899,633)
                               =============      =============    ===============     =============

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $86,128,424 and accumulated depreciation was $23,180,125 at December 31, 1998.

(b)  The   carrying value of Amargosa Creek Apartments was reduced by $1,696,024 in 1992.

(c) The carrying value of Continental Plaza was reduced by $1,239,353 in 1993, $1,803,007 in 1992, $620,000 in 1991 and $2,000,000 in 1989.

(d)  The carrying value of Westwood Center was reduced by $5,000,000 in 1989.

(e)  The carrying value of Northway Mall was reduced by $6,000,000 in 1993.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998



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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                                     For the Years Ended December 31,
                                                        -----------------------------------------------------
                                                             1998                1997                1996
                                                        ------------         -------------       ------------

Real estate investments:
Balance at beginning of year ...................        $ 61,604,796         $ 60,661,517        $ 65,884,142

Improvements ...................................             903,525              943,279           1,002,815

Reclassification to asset held for sale ........                  --                   --          (6,225,440)
                                                        ------------         ------------        ------------

Balance at end of year .........................        $ 62,508,321         $ 61,604,796        $ 60,661,517
                                                        ============         ============        ============


Accumulated depreciation and amortization:

Balance at beginning of year ...................        $ 24,345,484         $ 21,682,401        $ 21,255,141

Depreciation and amortization ..................           2,554,149            2,663,083           2,713,247

Reclassification to asset held for sale ........                  --                   --          (2,285,987)
                                                        ------------         ------------        ------------

Balance at end of year .........................        $ 26,899,633         $ 24,345,484        $ 21,682,401
                                                        ============         ============        ============


Asset held for sale:

Balance at beginning of year ...................        $  3,047,765         $  3,008,374        $         --

Sale of asset ..................................          (3,059,403)                  --                  --

Reclassification to asset held for sale ........                  --                   --           3,939,453

Improvements ...................................              11,638               39,391             155,921

Write-down for impairment
   of real estate ..............................                  --                   --          (1,087,000)
                                                        ------------         ------------        ------------

Balance at end of year .........................        $         --         $  3,047,765        $  3,008,374
                                                        ============         ============        ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(B) Security ownership of Management.

      Affiliates of the General Partner and the officers or directors of its general partner, collectively, own 2,995,000 Units at February 1, 1999, which is 3.5% of the outstanding Units.

(C)   Change in control.

      None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership paid or accrued $530,656 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross receipts of its residential property and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $701,535 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates".

Under the terms of its partnership agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership paid a $106,500 disposition fee to the General Partner during 1998 in connection with the sale of Edison Ford Square.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)   Exhibits

      Exhibit
      Number                      Description
      --------                    -----------

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1998.

                       McNEIL REAL ESTATE FUND XXVI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           McNEIL REAL ESTATE FUND XXVI, L.P.


                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



March 31, 1999                  By: /s/ Robert A. McNeil
--------------                      --------------------------------------------
Date                                Robert A. McNeil
                                    Chairman of the Board and Director
                                    Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                   By: /s/  Ron K. Taylor
--------------                      --------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)




March 31, 1999                   By: /s/  Carol A. Fahs
--------------                      --------------------------------------------
Date                                 Carol A. Fahs
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)