Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXVI LP
filed 1999-05-17
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended          March 31, 1999
                                       -----------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,         December 31,
                                                                           1999                1998
                                                                      ------------         ------------
ASSETS
------

Real estate investments:
   Land ......................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ................................          55,882,777           55,757,865
                                                                      ------------         ------------
                                                                        62,633,233           62,508,321
   Less:  Accumulated depreciation and amortization ..........         (27,551,024)         (26,899,633)
                                                                      ------------         ------------
                                                                        35,082,209           35,608,688

Cash and cash equivalents ....................................           2,220,734            2,256,842
Cash segregated for security deposits ........................             232,886              232,083
Accounts receivable, net of allowance for doubtful
   accounts of $203,657 at March 31, 1999 and
   December 31, 1998 .........................................           1,206,783            1,123,136
Prepaid commissions ..........................................             369,552              387,092
Prepaid expenses and other assets ............................             294,032              254,614
Deferred borrowing costs, net of accumulated
   amortization of $266,403 and $255,443 at
   March 31, 1999 and December 31, 1998,
   respectively ..............................................             184,758              186,238
                                                                      ------------         ------------
                                                                      $ 39,590,954         $ 40,048,693
                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable .......................................        $ 18,902,015         $ 18,981,387
Accounts payable and accrued expenses ........................             234,869              247,764
Accrued property taxes .......................................             161,098               40,161
Payable to affiliates - General Partner ......................           1,044,323              931,891
Security deposits and deferred rental revenue ................             281,176              219,345
                                                                      ------------         ------------
                                                                        20,623,481           20,420,548
                                                                      ------------         ------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units authorized;
     86,530,671 Units issued and outstanding
     at March 31, 1999 and December 31, 1998 .................          19,386,947           20,046,031
   General Partner ...........................................            (419,474)            (417,886)
                                                                      ------------         ------------
                                                                        18,967,473           19,628,145
                                                                      ------------         ------------
                                                                      $ 39,590,954         $ 40,048,693
                                                                      ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         -------------------------------
                                                                            1999                1998
                                                                         -----------         -----------
Revenue:
    Rental revenue ..............................................        $ 2,167,694         $ 2,305,260
    Interest ....................................................             22,335              29,888
                                                                         -----------         -----------
      Total revenue .............................................          2,190,029           2,335,148
                                                                         -----------         -----------

Expenses:
    Interest ....................................................            370,219             431,508
    Depreciation and amortization ...............................            651,391             617,090
    Property taxes ..............................................            188,591             190,233
    Personnel expenses ..........................................            192,505             226,794
    Utilities ...................................................            244,676             233,841
    Repairs and maintenance .....................................            233,765             231,502
    Property management fees -affiliates ........................            128,494             131,038
    Other property operating expenses ...........................            111,723             121,798
    General and administrative ..................................             56,090             122,726
    General and administrative - affiliates .....................            171,369             192,692
                                                                         -----------         -----------
      Total expenses ............................................          2,348,823           2,499,222
                                                                         -----------         -----------

Net loss ........................................................        $  (158,794)        $  (164,074)
                                                                         ===========         ===========

Net loss allocable to limited partners ..........................        $  (157,206)        $  (162,433)
Net loss allocable to General Partner ...........................             (1,588)             (1,641)
                                                                         -----------         -----------
Net loss ........................................................        $  (158,794)        $  (164,074)
                                                                         ===========         ===========

Net loss per thousand limited partnership units .................        $     (1.82)        $     (1.88)
                                                                         ===========         ===========

Distributions per thousand limited partnership units ............        $      5.80         $     17.33
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                                Total
                                                                                               Partners'
                                                       General             Limited              Equity
                                                       Partner             Partners            (Deficit)
                                                    -------------        ------------         ------------
Balance at December 31, 1997 ...............        $   (410,929)        $ 23,273,176         $ 22,862,247

Net loss ...................................              (1,641)            (162,433)            (164,074)

Distributions to limited partners ..........                  --           (1,499,992)          (1,499,992)
                                                    ------------         ------------         ------------

Balance at March 31, 1998 ..................        $   (412,570)        $ 21,610,751         $ 21,198,181
                                                    ============         ============         ============


Balance at December 31, 1998 ...............        $   (417,886)        $ 20,046,031         $ 19,628,145

Net loss ...................................              (1,588)            (157,206)            (158,794)

Distributions to limited partners ..........                  --             (501,878)            (501,878)
                                                    ------------         ------------         ------------

Balance at March 31, 1999 ..................        $   (419,474)        $ 19,386,947         $ 18,967,473
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                     Three Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                  1999               1998
                                                              ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 2,144,327         $ 2,229,814
   Cash paid to suppliers ............................           (872,283)         (1,145,366)
   Cash paid to affiliates ...........................           (187,431)           (130,809)
   Interest received .................................             22,335              29,888
   Interest paid .....................................           (359,760)           (408,523)
   Property taxes paid and escrowed ..................            (67,654)           (111,637)
                                                              -----------         -----------
Net cash provided by operating activities ............            679,534             463,367
                                                              -----------         -----------

Net cash used in investing activities:
   Additions to real estate investments and
     asset held for sale .............................           (124,912)            (17,115)
                                                              -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ......            (79,372)            (97,980)
   Deferred borrowing costs paid .....................             (9,480)                 --
   Distributions to limited partners .................           (501,878)         (1,499,992)
                                                              -----------         -----------
Net cash used in financing activities ................           (590,730)         (1,597,972)
                                                              -----------         -----------

Net decrease in cash and cash equivalents ............            (36,108)         (1,151,720)

Cash and cash equivalents at beginning of
   period ............................................          2,256,842           2,823,216
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 2,220,734         $ 1,671,496
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                      Three Months Ended
                                                                          March 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ----------        ----------
Net loss ..............................................        $(158,794)        $(164,074)
                                                               ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ......................          651,391           617,090
   Amortization of deferred borrowing costs ...........           10,960            23,449
   Changes in assets and liabilities:
     Cash segregated for security deposits ............             (803)           (3,824)
     Accounts receivable ..............................          (83,647)          (26,620)
     Prepaid commissions ..............................           17,540           (27,581)
     Prepaid expenses and other assets ................          (39,418)            6,615
     Accounts payable and accrued expenses ............          (12,895)         (187,355)
     Accrued property taxes ...........................          120,937            78,596
     Payable to affiliates - General Partner ..........          112,432           192,921
     Security deposits and deferred rental
       revenue ........................................           61,831           (45,850)
                                                               ---------         ---------

       Total adjustments ..............................          838,328           627,441
                                                               ---------         ---------

Net cash provided by operating activities .............        $ 679,534         $ 463,367
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVI, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $811,979 were outstanding at March 31, 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999           1998
                                                     ----------     -----------

Property management fees - affiliates..........      $  128,494     $   131,038
Charged to general and administrative -
   affiliates:
   Partnership administration..................           43,472         42,465
   Asset management fee........................          127,897        150,227
                                                     -----------    -----------
                                                     $   299,863    $   323,730
                                                     ===========    ===========

The total payable to affiliates - General Partner at March 31, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At March 31, 1999, the Partnership owned one apartment property, two office buildings and one retail center. Three of the four Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS

Revenue:

Total Partnership revenue decreased by $145,119 for the three months ended March 31, 1999 as compared to the same period in 1998. Excluding the effects of the sale of Edison Ford Square in April 1998, Partnership revenue decreased $9,571 for the three months ended March 31, 1999 as compared to the same period last year.

Interest income for the three months ended March 31, 1999 decreased by $7,553 as compared to the same period last year due to an decrease in the average cash balance being invested in interest bearing accounts.

Expenses:

Total expenses decreased by $150,399 for the three months ended March 31, 1999 as compared to the same period of 1998. Excluding the effects of the sale of Edison Ford Square, Partnership expenses decreased $74,618 or 3% for the three months ended March 31, 1999.

Interest expense decreased by $61,289 or 14% for the quarter ended March 31, 1999 as compared to the same period in 1998 due to the payoff of the mortgage note payable on Westwood Center.

General and administrative expenses decreased for the three months ended March 31, 1999 by $66,636 as compared to the same period in 1998. The decrease was mainly due to a decrease in costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

For the three months ended March 31, 1999, general and administrative - affiliates decreased by $21,323 or 11% as compared to the same period in 1998, mainly due to a reduction in overhead expenses allocated to the Partnership by McREMI.

All other remaining expenses, excluding Edison Ford Square, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $679,534 of cash through operating activities for the three months ended March 31, 1999 as compared to $463,367 for the same period in 1998. The $216,167 increase is primarily due to the decrease in cash paid to suppliers.

The Partnership expended $124,912 and $17,115 in capital improvements to its properties for the three months ended March 31, 1999 and 1998, respectively.

Total principal payments on mortgage notes payable were $79,372 for the three months ended March 31, 1999 as compared to $97,980 for the same period of 1998. The Partnership also distributed $501,878 to the limited partners during 1999, while $1,499,992 was paid during the same period in 1998. The Partnership also paid $9,480 in deferred borrowing costs for the three months ended March 31, 1999 due to the extension on Amargosa Creek's mortgage note payable.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $2,220,734. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.3 million for necessary capital improvements for all properties in 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Distributions:

During the first quarter of 1999, the Partnership distributed $501,878 to the limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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
                                    (Incorporated by reference to Current Report of the Registrant on Form 8-K dated March
                                    30, 1992, as filed on April 10, 1992).

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVI, L.P. dated June 1995.

         11. Statement regarding computation of Net Loss per Thousand Limited Partnership Units: Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 86,531 limited partnership units (in thousands) outstanding in 1999 and 1998, respectively.

         27.                        Financial Data Schedule  for   the   quarter
                                    ended March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XXVI, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner








May 17, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
------------                       ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)