Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1999-08-16
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended              June 30, 1999
                                      ------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,           December 31,
                                                                       1999                 1998
                                                                  -------------        -------------
ASSETS
------

Real estate investments:
   Land ..................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ............................          56,029,546           55,757,865
                                                                  ------------         ------------
                                                                    62,780,002           62,508,321
   Less:  Accumulated depreciation and amortization ......         (28,203,968)         (26,899,633)
                                                                  ------------         ------------
                                                                    34,576,034           35,608,688

Cash and cash equivalents ................................           2,671,375            2,256,842
Cash segregated for security deposits ....................             236,701              232,083
Accounts receivable, net of allowance for doubtful
   accounts of $78,539 and $203,657 at June 30, 1999
   and December 31, 1998, respectively ...................           1,133,657            1,123,136
Prepaid commissions ......................................             357,605              387,092
Prepaid expenses and other assets ........................             400,844              254,614
Deferred borrowing costs, net of accumulated
   amortization of $277,364 and $255,443 at
   June 30, 1999 and December 31, 1998,
   respectively ..........................................             173,797              186,238
                                                                  ------------         ------------
                                                                  $ 39,550,013         $ 40,048,693
                                                                  ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable ...................................        $ 18,821,130         $ 18,981,387
Accounts payable and accrued expenses ....................             402,863              247,764
Accrued property taxes ...................................             309,581               40,161
Payable to affiliates - General Partner ..................           1,213,050              931,891
Security deposits and deferred rental revenue ............             299,965              219,345
                                                                  ------------         ------------
                                                                    21,046,589           20,420,548
                                                                  ------------         ------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units authorized;
     86,530,671 Units issued and outstanding
     at June 30, 1999 and December 31, 1998 ..............          18,927,538           20,046,031
   General Partner .......................................            (424,114)            (417,886)
                                                                  ------------         ------------
                                                                    18,503,424           19,628,145
                                                                  ------------         ------------
                                                                  $ 39,550,013         $ 40,048,693
                                                                  ============         ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                               -------------------------------         -------------------------------
                                                   1999               1998                1999                 1998
                                               -----------         -----------         -----------         -----------
Revenue:
   Rental revenue .....................        $ 2,121,614         $ 2,099,774         $ 4,289,308         $ 4,405,034
   Interest ...........................             24,806              44,667              47,141              74,555
   Gain on sale of real estate ........                 --             116,297                  --             116,297
   Other income .......................             23,128                  --              23,128                  --
                                               -----------         -----------         -----------         -----------
     Total revenue ....................          2,169,548           2,260,738           4,359,577           4,595,886
                                               -----------         -----------         -----------         -----------

Expenses:
   Interest ...........................            368,698             429,606             738,917             861,114
   Depreciation and
     amortization .....................            652,944             632,028           1,304,335           1,249,118
   Property taxes .....................            238,303             177,985             426,894             368,218
   Personnel expenses .................            197,614             178,080             390,119             404,874
   Utilities ..........................            234,318             236,319             478,994             470,160
   Repairs and maintenance ............            248,331             247,405             482,096             478,907
   Property management
     fees - affiliates ................            131,286             137,215             259,780             268,253
   Other property operating
     expenses .........................            111,580             109,459             223,303             231,257
   General and administrative .........            290,611             108,716             346,701             231,442
   General and administrative -
     affiliates .......................            159,912             201,892             331,281             394,584
                                               -----------         -----------         -----------         -----------
     Total expenses ...................          2,633,597           2,458,705           4,982,420           4,957,927
                                               -----------         -----------         -----------         -----------

Net loss ..............................        $  (464,049)        $  (197,967)        $  (622,843)        $  (362,041)
                                               ===========         ===========         ===========         ===========

Net loss allocable
   to limited partners ................        $  (459,409)        $  (195,987)        $  (616,615)        $  (358,421)
Net loss allocable
   to General Partner .................             (4,640)             (1,980)             (6,228)             (3,620)
                                               -----------         -----------         -----------         -----------
Net loss ..............................        $  (464,049)        $  (197,967)        $  (622,843)        $  (362,041)
                                               ===========         ===========         ===========         ===========

Net loss per thousand
   limited partnership units ..........        $     (5.31)        $     (2.30)        $     (7.13)        $     (4.14)
                                               ===========         ===========         ===========         ===========

Distribution per thousand
   limited partnership units ..........        $        --         $        --         $      5.80         $     17.33
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                              Total
                                                                                             Partners'
                                                    General              Limited              Equity
                                                    Partner             Partners             (Deficit)
                                                 -------------        ------------         -------------
Balance at December 31, 1997 ............        $   (410,929)        $ 23,273,176         $ 22,862,247

Net loss ................................              (3,620)            (358,421)            (362,041)

Distributions to limited partners........                  --           (1,499,992)          (1,499,992)
                                                 ------------         ------------         ------------

Balance at June 30, 1998 ................        $   (414,549)        $ 21,414,763         $ 21,000,214
                                                 ============         ============         ============


Balance at December 31, 1998 ............        $   (417,886)        $ 20,046,031         $ 19,628,145

Net loss ................................              (6,228)            (616,615)            (622,843)

Distributions to limited partners .......                  --             (501,878)            (501,878)
                                                 ------------         ------------         ------------

Balance at June 30, 1999 ................        $   (424,114)        $ 18,927,538         $ 18,503,424
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                   Six Months Ended
                                                                        June 30,
                                                            --------------------------------
                                                                1999                1998
                                                            ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ......................        $ 4,349,795         $ 4,470,362
   Cash paid to suppliers ..........................         (1,876,852)         (2,091,567)
   Cash paid to affiliates .........................           (309,902)           (231,205)
   Interest received ...............................             47,141              74,555
   Interest paid ...................................           (718,007)           (815,153)
   Property taxes paid .............................           (157,474)           (228,610)
   Property tax refund .............................             23,128                  --
                                                            -----------         -----------
Net cash provided by operating activities ..........          1,357,829           1,178,382
                                                            -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale ...........................           (271,681)           (218,305)
   Proceeds from sale of real estate ...............                 --           3,324,955
                                                            -----------         -----------
Net cash provided by (used in) investing
   activities ......................................           (271,681)          3,106,650
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ....           (160,257)           (197,853)
   Deferred borrowing costs paid ...................             (9,480)                 --
   Distributions to limited partners ...............           (501,878)         (1,499,992)
                                                            -----------         -----------
Net cash used in financing activities ..............           (671,615)         (1,697,845)
                                                            -----------         -----------

Net increase in cash and cash equivalents ..........            414,533           2,587,187

Cash and cash equivalents at beginning of
   period ..........................................          2,256,842           2,823,216
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $ 2,671,375         $ 5,410,403
                                                            ===========         ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                    Six Months Ended
                                                                        June 30,
                                                                 1999               1998
                                                             ------------        ------------
Net loss ............................................        $  (622,843)        $  (362,041)
                                                             -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ....................          1,304,335           1,249,118
   Amortization of deferred borrowing costs .........             21,921              46,898
   Gain on sale of real estate ......................                 --            (116,297)
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........             (4,618)             (5,055)
     Accounts receivable ............................            (10,521)             59,218
     Prepaid commissions ............................             29,487               9,982
     Prepaid expenses and other assets ..............           (146,230)            (70,859)
     Accounts payable and accrued expenses ..........            155,099            (206,943)
     Accrued property taxes .........................            269,420             139,608
     Payable to affiliates - General Partner ........            281,159             431,632
     Security deposits and deferred rental
       revenue ......................................             80,620               3,121
                                                             -----------         -----------

       Total adjustments ............................          1,980,672           1,540,423
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 1,357,829         $ 1,178,382
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

                                  June 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $931,866 were outstanding at June 30, 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Six Months Ended
                                                                  June 30,
                                                         -----------------------
                                                           1999           1998
                                                         ---------     ---------

Property management fees - affiliates................    $ 259,780     $ 268,253
Charged to gain on sale of real estate:
   Disposition fee...................................           --       106,500
Charged to general and administrative -
   affiliates:
   Partnership administration........................       83,497        92,905
   Asset management fee..............................      247,784       301,679
                                                         ---------     ---------
                                                         $ 591,061     $ 769,337
                                                         =========     =========

The total payable to affiliates - General Partner at June 30, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

On April 28, 1998, the Partnership sold to an unaffiliated buyer, Edison Ford Square, an 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Cash proceeds from this transaction, as well as the gain on sale is detailed below:

                                                    Gain on Sale       Cash Proceeds
                                                    ------------       -------------
Cash sales price ...........................        $ 3,550,000         $ 3,550,000
Selling costs ..............................           (225,045)           (225,045)
Basis of real estate sold ..................         (3,208,658)
                                                    -----------

Gain on sale of real estate ................        $   116,297
                                                    ===========         -----------

Proceeds from sale of real estate...........                            $ 3,324,955
                                                                        ===========

The selling costs above include a disposition fee at 3% of the gross sales price paid to the General Partner in the amount of $106,500. The disposition fee was paid in December 1998.

NOTE 5.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $0.27.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,251,306.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accounts payable and accrued expenses during the second quarter of 1999 in the amount of $73,860 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At June 30, 1999, the Partnership owned one apartment property, two office buildings and one retail center. Two of the Partnership's four properties are subject to mortgage notes.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $0.27.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $91,190 or 4% and $236,309 or 5% for the three and six months ended June 30, 1999 as compared to the same period in 1998. Excluding the effects of the sale of Edison Ford Square in April 1998, Partnership revenue increased $68,368 for the six months ended June 30, 1999 as compared to the same period last year. In 1999, the Partnership recorded other income of $23,128 due to a property tax refund on Amargosa Creek.

Interest income for the three and six months ended June 30, 1999 decreased by $19,861 and $27,414 as compared to the same period last year due to an decrease in the average cash balance being invested in interest bearing accounts.

Expenses:

Total expenses increased by $174,892 and $24,493 for the three and six months ended June 30, 1999 as compared to the same period of 1998. Excluding the effects of the sale of Edison Ford Square, Partnership expenses increased $205,892 and $131,274 for the three and six months ended June 30, 1999.

Interest expense decreased by $60,908 and $122,197 or 14% for the three and six months June 30, 1999 as compared to the same period in 1998 due to the payoff of the mortgage note payable on Westwood Center.

For the three and six months ended June 30, 1999, property taxes increased by $62,320 or 36% and $74,928 or 21%, excluding Edison Ford Square, as compared to the same period in 1998. This increase is due to an increase in the estimated tax liability at Northway Mall, Continental Plaza and Westwood Center.

General and administrative expense increased by $181,895 and $115,259 for the three and six months ended June 30, 1999. The increase was mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $73,860 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 5).

General and administrative - affiliate expenses decreased for the three and six months ended June 30, 1999 by $41,980 and $63,303, respectively, as compared to the same period in 1998. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

All other remaining expenses, excluding Edison Ford Square, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,357,829 of cash through operating activities for the six months ended June 30, 1999 as compared to $1,178,382 for the same period in 1998. The $179,447 increase is primarily due to the decrease in cash paid to suppliers.

The Partnership expended $271,681 and $218,305 in capital improvements to its properties for the six months ended June 30, 1999 and 1998, respectively. In 1998, the Partnership received proceeds of $3,324,955 from the sale of Edison Ford Square.

Total principal payments on mortgage notes payable were $160,257 for the six months ended June 30, 1999 as compared to $197,853 for the same period of 1998. The Partnership also distributed $501,878 to the limited partners during 1999, while $1,499,992 was paid during the same period in 1998. The Partnership also paid $9,480 in deferred borrowing costs for the six months ended June 30, 1999 due to the two year extension on Amargosa Creek's mortgage note payable.

Short-term liquidity:

At June 30, 1999, the Partnership held cash and cash equivalents of $2,671,375. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.3 million for necessary capital improvements for all properties in 1999.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations could deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. There is no assurance that affiliate support could be arranged, since neither the General Partner nor any affiliates have any obligation in this regard. See "Recent Developments" above.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 3, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. Hearing and oral argument before the Court of Appeals was heard on January 26, 1999. Judgment was entered in favor of the partnerships on June 25, 1999 and the case was once again remanded to the Trial Court. The General Partner is investigating whether it is in the limited partners' best interest to continue to pursue this case.

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

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended June 30, 1999.

(b)       Reports on Form 8-K. A Report   on  Form  8-K dated June 24,  1999 was
          filed on June 29, 1999  regarding  the transaction detailed in Note 5.

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








August 16, 1999                     By: /s/ Ron K. Taylor
---------------                        -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




August 16, 1999                     By: /s/ Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)