Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXVI LP
filed 1999-11-15
CIK 793307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended           September 30, 1999
                                    --------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,        December 31,
                                                                         1999                 1998
                                                                     -------------        ------------
ASSETS
------

Real estate investments:
   Land .....................................................        $  6,750,456         $  6,750,456
   Buildings and improvements ...............................          56,253,934           55,757,865
                                                                     ------------         ------------
                                                                       63,004,390           62,508,321
   Less:  Accumulated depreciation and amortization .........         (28,854,458)         (26,899,633)
                                                                     ------------         ------------
                                                                       34,149,932           35,608,688

Cash and cash equivalents ...................................           2,818,667            2,256,842
Cash segregated for security deposits .......................             235,975              232,083
Accounts  receivable,  net of  allowance  for  doubtful
   accounts of $78,539 and $203,657 at September 30, 1999
   and December 31, 1998, respectively ......................           1,131,780            1,123,136
Prepaid commissions .........................................             370,588              387,092
Prepaid expenses and other assets ...........................             271,035              254,614
Deferred borrowing costs, net of accumulated
   amortization of $288,324 and $255,443 at
   September 30, 1999 and December 31, 1998,
   respectively .............................................             162,837              186,238
                                                                     ------------         ------------
                                                                     $ 39,140,814         $ 40,048,693
                                                                     ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable ......................................        $ 18,738,705         $ 18,981,387
Accounts payable and accrued expenses .......................             269,459              247,764
Accrued property taxes ......................................             175,315               40,161
Payable to affiliates - General Partner .....................           1,381,359              931,891
Security deposits and deferred rental revenue ...............             241,064              219,345
                                                                     ------------         ------------
                                                                       20,805,902           20,420,548
                                                                     ------------         ------------
Partners' equity (deficit):
   Limited Partners - 90,000,000 Units authorized;
     86,530,671 Units issued and outstanding
     at September 30, 1999 and December 31, 1998 ............          18,760,712           20,046,031
   General Partner ..........................................            (425,800)            (417,886)
                                                                     ------------         ------------
                                                                       18,334,912           19,628,145
                                                                     ------------         ------------
                                                                     $ 39,140,814         $ 40,048,693
                                                                     ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                                     September 30,                           September 30,
                                            -------------------------------         -------------------------------
                                                1999               1998                1999                 1998
                                            -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ..................        $ 2,254,193         $ 2,270,860         $ 6,543,501         $ 6,675,894
   Interest ........................             27,862              63,234              75,003             137,789
   Gain on sale of real estate .....                 --                  --                  --             116,297
   Other revenue ...................                 --                  --              23,128                  --
                                            -----------         -----------         -----------         -----------
     Total revenue .................          2,282,055           2,334,094           6,641,632           6,929,980
                                            -----------         -----------         -----------         -----------

Expenses:
   Interest ........................            367,148             413,723           1,106,065           1,274,837
   Depreciation and
     amortization ..................            650,490             632,028           1,954,825           1,881,146
   Property taxes ..................            220,259             238,248             647,153             606,466
   Personnel expenses ..............            178,610             197,168             568,729             602,042
   Utilities .......................            261,427             240,044             740,421             710,204
   Repairs and maintenance .........            250,748             209,381             732,844             688,288
   Property management
     fees - affiliates .............            124,472             122,840             384,252             391,093
   Other property operating
     expenses ......................             87,182              94,231             310,485             325,488
   General and administrative ......            135,068              62,703             481,769             294,145
   General and administrative -
     affiliates ....................            175,163             202,790             506,444             597,374
                                            -----------         -----------         -----------         -----------
     Total expenses ................          2,450,567           2,413,156           7,432,987           7,371,083
                                            -----------         -----------         -----------         -----------

Net loss ...........................        $  (168,512)        $   (79,062)        $  (791,355)        $  (441,103)
                                            ===========         ===========         ===========         ===========

Net loss allocable
   to limited partners .............        $  (166,827)        $   (78,271)        $  (783,441)        $  (436,692)
Net loss allocable
   to General Partner ..............             (1,685)               (791)             (7,914)             (4,411)
                                            -----------         -----------         -----------         -----------
Net loss ...........................        $  (168,512)        $   (79,062)        $  (791,355)        $  (441,103)
                                            ===========         ===========         ===========         ===========

Net loss per thousand
   limited partnership units .......        $     (1.93)        $      (.90)        $     (9.05)        $     (5.05)
                                            ===========         ===========         ===========         ===========

Distribution per thousand
   limited partnership units .......        $        --         $     12.00         $      5.80         $     29.33
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                              Total
                                                                                             Partners'
                                                     General             Limited              Equity
                                                     Partner             Partners            (Deficit)
                                                  ------------         ------------         ------------
Balance at December 31, 1997 .............        $   (410,929)        $ 23,273,176         $ 22,862,247

Net loss .................................              (4,411)            (436,692)            (441,103)

Distributions to limited partners ........                  --           (2,538,359)          (2,538,359)
                                                  ------------         ------------         ------------

Balance at September 30, 1998 ............        $   (415,340)        $ 20,298,125         $ 19,882,785
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $   (417,886)        $ 20,046,031         $ 19,628,145

Net loss .................................              (7,914)            (783,441)            (791,355)

Distributions to limited partners ........                  --             (501,878)            (501,878)
                                                  ------------         ------------         ------------

Balance at September 30, 1999 ............        $   (425,800)        $ 18,760,712         $ 18,334,912
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                   Nine Months Ended
                                                                     September 30,
                                                            -------------------------------
                                                               1999                 1998
                                                            -----------         -----------

Cash flows from operating activities:
   Cash received from tenants ......................        $ 6,547,901         $ 6,601,739
   Cash paid to suppliers ..........................         (2,806,156)         (2,655,693)
   Cash paid to affiliates .........................           (441,228)           (465,225)
   Interest received ...............................             75,003             137,789
   Interest paid ...................................         (1,074,715)         (1,205,910)
   Property taxes paid .............................           (511,999)           (571,206)
   Property tax refund .............................             23,128                  --
                                                            -----------         -----------
Net cash provided by operating activities ..........          1,811,934           1,841,494
                                                            -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale ...........................           (496,069)           (516,152)
   Proceeds from sale of real estate ...............                 --           3,324,955
                                                            -----------         -----------
Net cash provided by (used in) investing
   activities ......................................           (496,069)          2,808,803
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ....           (242,682)           (291,142)
   Deferred borrowing costs paid ...................             (9,480)                 --
   Distributions to limited partners ...............           (501,878)         (2,538,359)
                                                            -----------         -----------
Net cash used in financing activities ..............           (754,040)         (2,829,501)
                                                            -----------         -----------

Net increase in cash and cash equivalents ..........            561,825           1,820,796

Cash and cash equivalents at beginning of
   period ..........................................          2,256,842           2,823,216
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $ 2,818,667         $ 4,644,012
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

                       McNEIL REAL ESTATE FUND XXVI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                     Nine Months Ended
                                                                        September 30,
                                                             --------------------------------
                                                                 1999                1998
                                                             ------------        ------------
Net loss ............................................        $  (791,355)        $  (441,103)
                                                             -----------         -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ....................          1,954,825           1,881,146
   Amortization of deferred borrowing costs .........             32,881              70,347
   Gain on sale of real estate ......................                 --            (116,297)
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........             (3,892)            (25,411)
     Accounts receivable ............................             (8,644)             11,246
     Prepaid commissions ............................             16,504              11,437
     Prepaid expenses and other assets ..............            (16,421)             29,907
     Accounts payable and accrued expenses ..........             21,695             (72,061)
     Accrued property taxes .........................            135,154              35,260
     Payable to affiliates - General Partner ........            449,468             523,242
     Security deposits and deferred rental
       revenue ......................................             21,719             (66,219)
                                                             -----------         -----------

       Total adjustments ............................          2,603,289           2,282,597
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 1,811,934         $ 1,841,494
                                                             ===========         ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,066,960 and $727,193 were outstanding at September 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         1999           1998
                                                     ----------      -----------

Property management fees - affiliates.......         $  384,252      $   391,093
Charged to gain on sale of real estate:
   Disposition fee..........................                 --          106,500
Charged to general and administrative -
   affiliates:
   Partnership administration...............             123,566         136,887
   Asset management fee.....................             382,878         460,487
                                                     -----------     -----------
                                                     $   890,696     $ 1,094,967
                                                     ===========     ===========

The total payable to affiliates - General Partner at September 30, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 4.
-------

On April 28, 1998, the Partnership sold to an unaffiliated buyer, Edison Ford Square, a 145,417 square foot shopping center located in Fort Myers, Florida, for a cash purchase price of $3,550,000. Cash proceeds from this transaction, as well as the gain on sale is detailed below:

                                                   Gain on Sale    Cash Proceeds
                                                  --------------  --------------

Cash sales price.......................           $   3,550,000   $   3,550,000
Selling costs..........................                (225,045)       (225,045)
Basis of real estate sold..............              (3,208,658)
                                                  -------------

Gain on sale of real estate............           $     116,297
                                                  =============

Proceeds from sale of real estate......                           $   3,324,955
                                                                  =============

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $0.27.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At September 30, 1999, the Partnership owned one apartment property, two office buildings and one retail center. Two of the Partnership's four properties are subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $0.27.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $52,039 or 2% and $288,348 or 4% for the three and nine months ended September 30, 1999 as compared to the same period in 1998. Excluding the effects of the sale of Edison Ford Square in April 1998, Partnership revenue decreased $22,959 for the nine months ended September 30, 1999 as compared to the same period last year. In 1999, the Partnership recorded other revenue of $23,128 due to a property tax refund on Amargosa Creek.

Interest income for the three and nine months ended September 30, 1999 decreased by $35,372 and $62,786 as compared to the same period last year due to a decrease in the average cash balance being invested in interest bearing accounts.

Expenses:

Total expenses increased by $37,411 and $61,904 for the three and nine months ended September 30, 1999 as compared to the same period of 1998. Excluding the effects of the sale of Edison Ford Square, Partnership expenses increased $173,722 for the nine months ended September 30, 1999.

Interest expense decreased by $46,575 and $168,772 for the three and nine months September 30, 1999 as compared to the same period in 1998 due to the payoff of the mortgage note payable on Westwood Center.

For the nine months ended September 30, 1999, property taxes, excluding Edison Ford Square, increased by $56,939 or 10% as compared to the same period in 1998. This increase is due to an increase in the estimated tax liability at Northway Mall, Continental Plaza and Westwood Center.

Repairs and maintenance, excluding Edison Ford Square, increased $66,888 for the nine months ended September 30, 1999 as compared to the same period last year due to an increase in services and cleaning and decorating.

General and administrative expense increased by $72,365 and $187,624 for the three and nine months ended September 30, 1999 as compared to the same period in 1998. The increase was mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $73,860 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 5).

General and administrative - affiliate expenses decreased for the three and nine months ended September 30, 1999 by $27,627 and $90,930, respectively, as compared to the same period in 1998. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

All other remaining expenses, excluding Edison Ford Square, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,811,934 of cash through operating activities for the nine months ended September 30, 1999 as compared to $1,841,494 for the same period in 1998.

The Partnership expended $496,069 and $516,152 in capital improvements on its properties for the nine months ended September 30, 1999 and 1998, respectively. In 1998, the Partnership received proceeds of $3,324,955 from the sale of Edison Ford Square.

Total principal payments on mortgage notes payable were $242,682 for the nine months ended September 30, 1999 as compared to $291,142 for the same period of 1998. The Partnership also distributed $501,878 to the limited partners during 1999, while $2,538,359 was distributed during the same period in 1998. The Partnership also paid $9,480 in deferred borrowing costs for the nine months ended September 30, 1999 due to the two year extension on Amargosa Creek's mortgage note payable.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $2,818,667. The present cash balance plus cash to be provided by operating activities is considered adequate to meet the Partnership's needs for debt service, normal amounts of repairs and maintenance and capital improvements to preserve and enhance the value of the properties. The Partnership has budgeted $1.3 million for necessary capital improvements for all properties in 1999.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                       MCNEIL REAL ESTATE FUND XXVI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner








November 15, 1999                   By:  /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                     Ron K. Taylor
                                         President and Director of McNeil
                                          Investors, Inc.
                                         (Principal Financial Officer)




November 15, 1999                   By: /s/  Carol A. Fahs
-----------------                      -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)